Form 10-Q
period 1998-03-31
LIBERTY GROUP OPERATING INC
filed 1998-06-03
CIK 1056465

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE QUARTER ENDED                       COMMISSION FILE NUMBER
           MARCH 31, 1998                                 333-46959
           --------------

                        LIBERTY GROUP OPERATING, INC.
            (Exact Name of Registrant as Specified in its Charter)


                DELAWARE                                  36-4197636
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

 3000 DUNDEE ROAD, NORTHBROOK, ILLINOIS                     60062
(Address of Principal Executive Offices)                  (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (847) 272-2244


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X   NO
                                                ---     ---

                              TABLE OF CONTENTS



PART I          FINANCIAL INFORMATION                                                                  PAGE
                ---------------------                                                                  ----
   Item  1.     Unaudited Interim Consolidated Financial Statements

                Unaudited Consolidated Balance Sheets at March 31, 1998
                    and December 31, 1997.......................................................        1

                Unaudited Consolidated Statements of Operations for the
                    Three Months Ended March 31,1998 and March 31, 1997.........................        2

                Unaudited Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 1998 and March 31, 1997 .......................        3

                Notes to the Unaudited Interim Consolidated Financial
                    Statements .................................................................        4

   Item  2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ........................................        6

PART II         OTHER INFORMATION
                -----------------
   Item  2.     Changes in Securities and Use of Proceeds ......................................       10
   Item  4.     Submission of Matters to a Vote of Security Holders ............................       10
   Item  6.     Exhibits and Reports on Form 8-K ...............................................       11

SIGNATURE PAGE  ................................................................................       14

                                LIBERTY GROUP
                               OPERATING, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                      Successor      Predecessor
                                                      31-Mar-98       31-Dec-97
                                                     ---------------------------
                                                      (Unaudited)
Cash and cash equivalents                            $    7,203      $    1,452
Accounts receivable, net                                 10,996          10,308
Inventory                                                 2,059           1,947
Prepaid expenses                                            286             278
Other current assets                                         26             -
                                                     ----------      ----------
Total current assets                                     20,569          13,985

Property, plant and equipment, net                       27,043          20,503
Intangible assets, net                                  294,825          75,212
Other assets                                                610             -
                                                     ----------      ----------
Total assets                                         $  343,047      $  109,700
                                                     ==========      ==========

Current portion of long-term liabilities             $      -        $      338
Accounts payable                                          1,591           1,119
Accrued charges                                           9,387           2,223
Deferred revenue                                          4,636           4,411
                                                     ----------      ----------
Total current liabilities                                15,613           8,091

Long term debt
Senior subordinated note                                180,000             -
Revolving credit facility                                   -               -
Long-term liabilities, less current portion                 -               706
Deferred income taxes                                       -             1,764
                                                     ----------      ----------
Total liabilities                                       180,000          10,561

Common stock                                                -               -
Additional paid in capital                              148,503             -
Retained earnings                                        (1,069)            -
Net assets                                                  -            99,139
                                                     ----------      ----------
Total stockholders' equity                              147,434          99,139

                                                     ----------      ----------
Total liabilities and stockholders' equity           $  343,047      $  109,700
                                                     ==========      ==========


          See accompanying notes to consolidated financial statements

                                LIBERTY GROUP
                               OPERATING, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)


                                                   Three Months Ended
                                                        March 31,
                                                 -----------------------
                                                 Successor   Predecessor
                                                    1998         1997
                                                 -----------------------
                                                       (Unaudited)
Revenues
     Advertising                                 $  16,091      $ 15,358
     Circulation                                     5,321         5,238
     Job printing and other                          1,574         1,884
                                                 ---------      --------
Total revenues                                      22,986        22,480

Operating expenses
     Operating costs                                 9,490         9,316
     Selling, general and administrative             7,306         6,696
     Depreciation and amortization                   3,083         1,819
                                                 ---------      --------
Income from operations                               3,107         4,649

     Interest expense (income)                       4,177           (62)
                                                 ---------      --------
Income (loss) before income taxes                   (1,069)        4,711
     Income taxes                                      -           2,026

                                                 ---------      --------
Net income (loss)                                $  (1,069)     $  2,685
                                                 =========      ========


         See accompanying notes to consolidated financial statements

                         LIBERTY GROUP OPERATING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                       Three Months Ended
                                                                           March 31,
                                                                  ---------------------------
                                                                    Successor    Predecessor
                                                                      1998           1997
---------------------------------------------------------------------------------------------
                                                                         (Unaudited)
Cash flows from operating activities:
    Net income (loss)                                             $    (1,069)     $  2,685
    Adjustments to reconcile net earnings to net cash
    provided by operating activities:
         Depreciation and amortization                                  3,083         1,819

    Changes in assets and liabilities
         Working capital - net                                          2,022          (890)
         Other assets                                                    (610)
         Deferred revenue                                                 225            83
                                                                  -----------      --------
Cash flows from operating activities:                                   3,651         3,697
                                                                  -----------      --------
Investing activities:
    Purchase (sale) of property, plant and equipment                      (76)           18
    Acquisition of assets from Holliger/APC                          (317,339)          -
                                                                  -----------      --------
Cash flows from investing activities                                 (317,415)           18
                                                                  -----------      --------
Financing activities:
    Proceeds from issuing long term debt                              172,464           -
    Proceeds from issuing common stock                                148,503           -
    Intercompany with Hollinger/APC                                       -          (3,391)
                                                                  -----------      --------
Cash flows from financing activities:                                 320,967        (3,391)
                                                                  -----------      --------
Net increase in cash and cash equivalents                               7,203           324
Cash and cash equivalents, at beginning of period                         -           1,768
                                                                  -----------      --------
Cash and cash equivalents, at end of period                       $     7,203      $  2,092
                                                                  ===========      ========



          See accompanying notes to consolidated financial statements

                        LIBERTY GROUP OPERATING, INC.
         NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY, BASIS OF PRESENTATION AND ACQUISITION


Liberty Group Operating, Inc. ("Operating Company") is a wholly-owned subsidiary of Liberty Group Publishing, Inc. ("LGP") which was formed for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International Inc. ("Hollinger") The interim consolidated financial statements include the accounts of the Operating Company and its consolidated subsidiaries (the "Company"). LGP is required to file a consolidated report with the SEC (Commission File No. 333-46957).

In the accompanying unaudited interim consolidated financial statements the terms "Liberty Group Operating" or the "Company" when used with respect to periods prior to January 1, 1998 refer to the combined group of newspapers sold by APC and when used with respect to periods subsequent to January 1, 1998 refers to Liberty Group Operating, Inc. and its consolidated subsidiaries. The combined historical financial information of the newspapers acquired from APC prior to the acquisition on January 1, 1998 is referred to as "Predecessor" while the consolidated financial information of the Company subsequent to the date of the acquisition is referred to as "Successor."

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 should be read in conjunction with the December 31, 1997 audited combined financial statements of the Company included in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission (File No. 333-46959).

On January 27, 1998, the Company acquired from Hollinger virtually all of the assets and assumed certain liabilities that were used primarily in the business of publishing, marketing and distributing certain local newspapers (the "Acquisition"). The purchase price including fees and expenses was $317 million. The effective date of the Acquisition was January 1, 1998.

The Company has accounted for the Acquisition using the purchase method of accounting. Accordingly, the costs of the Acquisition have been preliminarily allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations. Such valuations have not been finalized by the Company and accordingly, the purchase price allocation is preliminary. The Company anticipates the independent valuations to be completed by the middle of 1998. The costs of certain intangible assets acquired of $290 million are being amortized over periods ranging from 5 to 40 years. Because of the purchase price allocation, the accompanying financial statements of Successor are not directly comparable to those of Predecessor.

The results of operations and cash flows of the Predecessor have been consolidated with those of the Company from January 1, 1998, the effective date upon which the Company and APC agreed as to the change of control of the newspapers to the Company.

(2) BORROWINGS

The Acquisition, including the payment of related fees and expenses, was financed in part from the proceeds of $180.0 million from the issuance and sale by the Operating Company of $180.0 million aggregate principal amount of 9.375% Senior Subordinated Notes (the "Notes") due February 1, 2008 and the proceeds of $148.5 million from the issuance and sale of common stock to LGP, its parent company.

The Notes were issued by the Operating Company and are general unsecured obligations of the Operating Company. The Notes are irrevocably and unconditionally joint and severally guaranteed by each of the Operating Company's existing and future subsidiaries. The Notes are redeemable for cash at the option of the Operating Company anytime after February 1, 2003 at stipulated redemption amounts or, in certain limited circumstances, are partially redeemable on or prior to February 1, 2001 at a redemption amount of 109.375% of their principal amount. In the event of a change in control of the Operating Company or LGP, the Company must offer to repurchase the Notes at 101% of their principal amount.

On January 27, 1998 the Operating Company entered into a five-year $125.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is secured by substantially all of the tangible and intangible assets of the Operating Company. Borrowings under the revolving credit facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined therein) or the Eurodollar Rate (as defined therein) plus a margin that varies based upon a ratio set forth therein (the "Applicable Margin"). For the first six months the interest rate for borrowings under the Revolving Credit Facility will be no lower than the Base Rate plus 0.75% or the Eurodollar Rate plus 2.0%. Under the terms of the Revolving Credit Facility, the Company pays a fee equal to the Applicable Margin for Eurodollar Rate Advances (as defined therein) per annum on the aggregate amount of outstanding letters of credit. The Operating Company also pays a fee on the unused portion of the Revolving Credit Facility.

(3) STOCKHOLDERS' EQUITY

LGP owns 100% of the common stock of the Operating Company. The Acquisition, including the payment of related fees and expenses, was financed in part from the proceeds of $148.5 million from the issuance and sale of common stock to LGP, its parent company. There are no other classes of stock.

(4) RELATED PARTY TRANSACTIONS

On January 27, 1998 the Company entered into a Management Agreement with Leonard Green & Partners, L.P. ("Green"), the principal stockholder of LGP, whereby Green will provide management, consulting and financial planning services to the Company for an annual management fee of $1.0 million. Green owns 100% of the Junior Preferred Stock and 90% of the Common Stock.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the historical financial statements of the Company, including the notes thereto which has been summarized in the Company's Registration Statement on Form S-4, SEC file number 333-46959. The historical financial data of the Company for the period before January 1, 1998 refers to the operations of the Company when it was owned by American Publishing Company ("APC"), a wholly owned subsidiary of Hollinger International, Inc. Effective January 1, 1998 the Company purchased substantially all of assets and assumed certain liabilities that were used in the business of publishing and distributing certain local newspapers,("the Acquisition") Certain information in this section includes forward-looking statements pertaining to, among other things, competition in its markets, availability of adequate acquisition opportunities, price and availability of newsprint, significant use of leverage, general economic conditions, and environmental matters.

OVERVIEW

     The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company's total revenues are derived from advertising (69.6% of 1997 total revenues), circulation (22.6%) and job printing and other (7.8%).

     The Company's primary operating costs and expenses are comprised of operating costs and selling, general and administrative expenses, which include, prior to the Acquisition, a management fee paid to APC that was based upon a percentage of total revenues. Salaries and employee benefits are the Company's largest operating costs. The Company has been able to control salaries and employee benefit expenses by realizing efficiencies from the implementation of new technologies and the achievement of synergies from its strategy of clustering its newspaper operations.

     Certain administrative services, including accounting, payroll, administration, tax services and financial reporting, were historically performed for the Company by APC. The Company was charged directly by APC for certain of such services and also paid a management fee to APC that was based upon a percentage of total revenues. At the end of January 1998, the management fee to APC was replaced by a Transitional Services Agreement that allows for certain administrative services to be provided by APC at cost until the Company can establish capabilities to provide its administrative services in-house.

     Prior to the Acquisition, the Company operated as a business unit of APC and as such did not file separate tax returns. The income tax provision included in the Company's combined financial statements was computed as if the Company were a separate company. Subsequent to the Acquisition, the Company has been and anticipates that it will be, for the foreseeable future, in a tax loss position. Given the uncertainty as to the timing of the Company's ability to utilize such losses to offset future taxable income, the Company does not presently anticipate recording any tax benefit associated with its pre-tax losses. In addition, due to the acquisition of the Company's assets from APC, the Company's asset values and capital structure are materially different than those set forth in the Company's combined financial statements for periods preceding the Acquisition and, accordingly, historical interest expense is not indicative of the interest expense that the Company incurs as a separate company.

  RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Total Revenues. Total revenues for the quarter ended March 31, 1998 increased by $0.4 million, or 2.3%, to $23.0 million from $22.5 million for the quarter ended March 31, 1997. The increase in total revenues was comprised of a $0.7 million increase in advertising revenue and a $0.1 million increase in circulation revenue offset by a $0.4 million decrease in job printing and other revenue. The decrease in job printing and other revenue during the quarter ended March 31, 1998 was primarily due to lost print work resulting from consolidation and print clustering in the industry.

     Operating Costs. Operating costs for the quarter ended March 31, 1998 were $9.5 million which was an increase of $0.2 million over the quarter ended March 31, 1997. This increase was primarily driven by the price of newsprint which increased an average of 7.0% compared to the prior year.

     Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended March 31, 1998 increased by $0.6 million, to $7.3 million from $6.7 million for the quarter ended December 31, 1997. The increase in selling, general and administrative expenses during the quarter ended March 31, 1998 was primarily due to increases in management costs associated with becoming an independent company of $0.3 million and management fees of $0.2 million paid to the controlling stockholder.

     Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 1998 increased by $1.3 million, to $3.1 million from $1.8 million for the quarter ended March 31, 1997, as a result of the Acquisition and subsequent write-up in basis of assets acquired.

     EBITDA. EBITDA for the quarter ended March 31, 1998 decreased by $0.3 million, to $6.2 million from $6.5 million for the quarter ended March 31, 1997. EBITDA margin decreased to 26.9% for the quarter ended March 31, 1998 from 28.7% for the quarter ended March 31, 1997. The decrease in EBITDA and EBITDA margin during the quarter ended March 31, 1998 was primarily due to higher administrative expenses, offset by higher earnings at the newspaper operations.

     Net Income (Loss). The Company incurred a net loss of $1.1 million for the quarter ended March 31, 1998, due primarily to higher depreciation and amortization expenses, as well as increased interest expense.


  LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows From Operating Activities. Cash provided by operating activities for the quarter ended March 31, 1998 was equivalent to the prior year at $3.7 million. Changes in net working capital were offset by higher expenses associated with becoming an independent company.

     Cash Flows From Investing Activities. Cash flows from investing activities for the quarter ended March 31, 1998 reflect the acquisition of substantially all of its tangible and intangible assets, plus associated fees and expenses and is not comparable to the prior period. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures, but will continue to pursue its strategy of opportunistically purchasing local newspapers in contiguous markets and clusters of local newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth.

     Cash Flows From Financing Activities. Cash flows from financing activities for the quarter ended March 31, 1998 reflect the initial capitalization of the Company through the issuance of Senior Subordinated Notes and the issuance of Common Stock to LGP and is not directly comparable to the prior year. The Company is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

     Liquidity. The Company's principal sources of funds will be cash provided by operating activities and borrowings under its Revolving Credit Facility. As of March 31, 1998, there were no borrowings outstanding under the Revolving Credit Facility. The Company believes that such funds will provide the Company with sufficient liquidity and capital resources to meet its current and financial obligations for the foreseeable future. See Note 2 to the Unaudited Consolidated Financial Statements included herein for a summary of the terms of the Revolving Credit Facility.

     The Operating Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' equity, tangible equity and cash flow. As of March 31, 1998, the Operating Company had $180.0 million of outstanding indebtedness, and $147.4 million of tangible equity. As of March 31, 1998, the ratio of outstanding indebtedness to total capitalization of the Operating Company was .55 to 1. The degree to which the Operating Company is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 1998, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest and principal on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of it competitors, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic condition or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

     Year 2000. The Company had evaluated its internal software and computer systems and believes its costs associated with addressing, and risk of operational disruption from internal software systems failures relating to it, Year 2000 issues will be minimal.

     Recent Acquisitions. In pursuit of its strategy of acquiring local publications, the Company recently consummated several acquisitions. On March 3, 1998, the Company acquired the assets of the Catskill Shopper, a shopper in Liberty, New York with a weekly unpaid circulation of approximately 41,500. On May 1, 1998, the Company acquired the assets of the Carbondale News, a weekly newspaper in Carbondale, Pennsylvania with a paid circulation of approximately 5,000 and the Moscow/Hamlin Villager, a weekly newspaper in Hamlin, Pennsylvania with a paid circulation of approximately 6,000. On May 15, 1998, the Company acquired the assets of the Kansas City Kansan, a daily newspaper in Wynadotte County, Kansas with a paid circulation of approximately 12,500, and the Journal-Herald, a weekly publication in Shawnee, Kansas with a total circulation of approximately 19,000. Each of these purchases will be accounted for using the purchase method of accounting

     Safe Harbor Provision. This Form 10-Q contains "forward-looking statements," which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate," "seek," or "continue" or the negative thereof or other variations thereon or comparable terminology. In particular, any statements, expressed or implied, concerning the future operating results or the ability to generate revenues, income or cash flow are forward-looking statements. Although LGP believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been accurate. LGP disclaims any obligation to update any such forward-looking statements or to publicly announce results of any revisions to any of the forward-looking statements contained in this Form 10-Q to reflect future events or developments. All forward-looking statements are expressly qualified by such cautionary statements. Actual results could differ materially and adversely from the forward-looking statements as a result of, among other things, competition in the Company's markets, availability of attractive acquisition opportunities, price and availability of newsprint, the Company's significant use of leverage, general economic conditions and environmental matters.

Part II

ITEM 2. Changes in Securities and Use of Proceeds.

     On January 27, 1998, the Operating Company issued 100% of its Common Stock to LGP, for $148.5 million.


ITEM 4. Submission of Matters to a Vote of Securities Holders.

                                     None

                                  SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: _______________________          LIBERTY GROUP PUBLISHING, INC.



                                       /s/ Kenneth L. Serota
                                       ---------------------------------
                                       Kenneth L. Serota
                                       President and Chief Executive
                                       Officer



                                       /s/ Kevin O'Shea
                                       ---------------------------------
                                       Kevin O'Shea
                                       Senior Vice President and
                                       Chief Financial Officer
                                       Principal Financial Officer

ITEM 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibits:
                                EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

1.1*       Purchase Agreement, dated January 15, 1998, among Liberty Group
           Publishing, Inc., Donaldson, Lufkin & Jenrette Securities
           Corporation, Citicorp Securities, Inc., BT Alex. Brown and Chase
           Securities, Inc.

1.2*       Purchase Agreement, dated January 20, 1998, between Liberty Group
           Publishing, Inc. and Donaldson, Lufkin & Jenrette Securities
           Corporation.

2.5* Amendment to Asset Purchase Agreement, dated as of January 14, 1998, among Liberty Group Publishing, Inc., Green Equity Investors II, L.P.
           (as guarantor), Liberty Group Operating, Inc., Hollinger
           International Inc., APAC-90 Inc., American Publishing (1991)
           Inc. and APAC-95 Inc.

2.6* Amendment to Asset Purchase Agreement, dated as of January 14, 1998, among Liberty Group Publishing, Inc., Green Equity Investors II,
           L.P. (as guarantor), Liberty Group Operating, Inc., Hollinger
           International Inc., American Publishing Company of Illinois, APAC-90
           Inc., American Publishing (1991) Inc. and APAC-95 Inc.

2.7* Amendment to Exchange Agreement, dated as of January 14, 1998, between American Publishing Company of Illinois and Chicago Deferred
           Exchange Corporation.

2.8*       Amendment to Qualified Exchange Trust Agreement, dated as of
           January 14, 1998, among The Chicago Trust Company, as Trustee under Trust No. 38347501, Chicago Deferred Exchange Corporation and American Publishing Company of Illinois.

2.9*       Agreement, dated January 15, 1998, among Liberty Group Publishing,
           Inc., Green Equity Investors II, L.P. (as guarantor), Liberty
           Group Operating, Inc., Hollinger International Inc., American
           Publishing Company of Illinois, APAC-90 Inc., American
           Publishing (1991) Inc. and APAC-95 Inc.

2.10* Agreement, dated January 23, 1998, among American Publishing Company of Illinois, Chicago Deferred Exchange Corporation and The Chicago
           Trust Company.

2.11*      Agreement, dated January 26, 1998, among Liberty Group Publishing,
           Inc., Green Equity Investors II, L.P. (as guarantor), Liberty Group
           Operating, Inc., Hollinger International Inc., American Publishing
           Company of Illinois, APAC-90 Inc., American Publishing (1991) Inc.
           and APAC-95 Inc.

3.1*       Amended and Restated Certificate of Incorporation of Liberty Group
           Publishing, Inc.

3.2*       By-Laws of Liberty Group Publishing, Inc.

4.1*       Indenture, dated as of January 27, 1998, among Liberty Group
           Publishing, Inc. and State Street Bank and Trust Company, as
           Trustee, including form of 11 5/8% Senior Discount Debentures due
           2009.

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

4.3*       Indenture, dated as of January 27, 1998, among Liberty Group
           Publishing, Inc. and State Street Bank and Trust Company, as
           Trustee, including form of 14 3/4% Senior Subordinated Debentures due 2010.

10.2* Management Stockholders Agreement, dated as of January 27, 1998, among Liberty Group Publishing, Inc., Green Equity Investors II,
           L.P. and Kenneth L. Serota.

10.3*      Non-Competition Agreement, dated as of January 27, 1998, between
           Liberty Group Operating, Inc. and Hollinger International Inc.

10.4* Transitional Services Agreement, dated as of January 27, 1998, between American Publishing Management Services Inc. and Liberty
           Group Operating, Inc.

10.5*      Credit Agreement, dated as of January 27, 1998, among Liberty Group
           Operating, Inc. (as borrower), Liberty Group Publishing, Inc. (as parent guarantor), the Subsidiary Guarantors named therein, Citicorp
           USA, Inc. (as administrative agent and swingline lender), Citibank, N.A. (as issuing bank), Wells Fargo Bank, N.A. (as documentation agent), BT Alex. Brown Incorporated (as syndication agent), Bank of
           America, NT & SA and Citicorp Securities, Inc. (as arranger).

10.6*      Pledge Agreement, dated as of January 27, 1998, from Liberty Group
           Publishing, Inc., Liberty Group Arizona Holdings, Inc., Liberty
           Group Arkansas Holdings, Inc., Liberty Group California Holdings,
           Inc., Liberty Group Illinois Holdings, Inc., Liberty Group Iowa
           Holdings, Inc., Liberty Group Kansas Holdings, Inc., Liberty Group
           Michigan Holdings, Inc., Liberty Group Minnesota Holdings, Inc.,
           Liberty Group Missouri Holdings, Inc., Liberty Group New York
           Holdings, Inc., Liberty Group Pennsylvania Holdings, Inc., Liberty
           Group Management Services, Inc. to the lenders under the Credit
           Agreement.

10.7*      Pledge Agreement, dated as of January 27, 1998, from Liberty Group
           Operating, Inc. to the lenders under the Credit Agreement.

10.8*      Registration Rights Agreement, dated as of January 27, 1998, among
           Liberty Group Publishing, Inc., the Subsidiary Guarantors named therein, Donaldson, Lufkin & Jenrette Securities Corporation,
           Citicorp Securities, Inc. BT Alex. Brown and Chase Securities, Inc.

10.9* Registration Rights Agreement, dated as of January 27, 1998, between Liberty Group Publishing, Inc. and Donaldson, Lufkin &
           Jenrette Securities Corporation.

10.10*     Revolving Credit Agreement.

27         Financial Data Schedule.

* Incorporated by reference to the exhibits included in the Company's Registration Statement on Form S-4 (Registration No.: 333-46957)


    (b)    Reports on Form 8-K.

           No reports on Form 8-K were filed during the three months ended March 31, 1998.