Form 10-Q
period 1998-06-30
LIBERTY GROUP OPERATING INC
filed 1998-08-14
CIK 1056465

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                                  COMMISSION FILE NUMBER
   JUNE 30, 1998                                             333-46959

                          LIBERTY GROUP OPERATING, INC.
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                           36-4197636
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

 3000 DUNDEE ROAD, NORTHBROOK, ILLINOIS                           60062
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


PART I          FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                                      ----
   Item         1.     Unaudited Interim Consolidated Financial Statements

                       Unaudited Consolidated Balance Sheets at June 30, 1998 and December 31, 1997 .....................1

                       Unaudited Consolidated Statements of Operations for the Three and Six Months Ended
                            June 30,1998 and June 30, 1997 ..............................................................2

                       Unaudited Consolidated Statements of Cash Flows for the Three and Six Months Ended June
                            30, 1998 and June 30, 1997 ..................................................................3

                       Notes to the Unaudited Interim Consolidated Financial Statements .................................4

   Item         2.     Management's Discussion and Analysis of Financial Condition and Results of
                            Operations ..................................................................................7

PART II                OTHER INFORMATION

   Item         2.     Changes in Securities and Use of Proceeds ........................................................11
   Item         4.     Submission of Matters to a Vote of Security Holders ..............................................11
   Item         6.     Exhibits and Reports on Form 8-K .................................................................12

SIGNATURE PAGE ..........................................................................................................14


                                LIBERTY GROUP OPERATING, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                         (Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                   ------------------------
                                                                    Successor   Predecessor
                                                                      1998         1997
-------------------------------------------------------------------------------------------
                                                                           (Unaudited)
Cash flows from operating activities:
       Net income (loss)                                           $  (1,004)   $   3,280
       Adjustments to reconcile net earnings to net cash
       provided by operating activities:
            Depreciation and amortization                              5,800        3,663

       Changes in assets and liabilities, net of amounts arising
       from acquisitions
            Working capital - net                                      9,135        7,602
            Other assets                                                (614)        --
            Deferred revenue                                             576           50
                                                                   ---------    ---------
Net cash flows provided by operating activities:                      13,893       14,595
                                                                   ---------    ---------

Cash flows from investing activities:
       Purchase of property, plant and equipment                        (325)        (528)
       Acquisitions                                                 (330,239)        --
                                                                   ---------    ---------
Net cash used in investing activities:                              (330,564)        (528)
                                                                   ---------    ---------

Cash flows from financing activities:
       Proceeds from issuing long term debt                          172,464         --
       Proceeds from issuing common stock                            148,503
       Intercompany with Hollinger/APC                                  --        (13,558)
                                                                   ---------    ---------
Net cash provided by (used in) financing activities:                 320,967      (13,558)
                                                                   ---------    ---------

Net increase in cash and cash equivalents                              4,296          509
Cash and cash equivalents, at beginning of period                       --          1,768
                                                                   ---------    ---------
Cash and cash equivalents, at end of period                        $   4,296    $   2,277
                                                                   =========    =========



          See accompanying notes to consolidated financial statements

                   LIBERTY GROUP OPERATING, INC.
                    CONSOLIDATED BALANCE SHEETS
                           (in thousands)
                            (Unaudited)

                                              Successor    Predecessor
                                              30-Jun-98     31-Dec-97
                                             -------------------------
                                                     (Unaudited)
Cash and cash equivalents                     $   4,296    $   1,452
Accounts receivable, net                         11,090       10,308
Inventory                                         2,147        1,947
Prepaid expenses                                    328          278
Other current assets                                 38         --
                                              ---------    ---------
Total current assets                             17,899       13,985

Property, plant and equipment, net               22,042       20,503
Intangible assets, net                          306,886       75,212
Other assets                                        614         --
                                              ---------    ---------
Total assets                                  $ 347,440    $ 109,700
                                              =========    =========

Current portion of long-term liabilities      $    --      $     338
Accounts payable                                  2,370        1,119
Accrued charges                                  11,515        2,223
Deferred revenue                                  4,987        4,411
                                              ---------    ---------
Total current liabilities                        18,872        8,091

Long term debt
Senior subordinated note                        180,000         --
Long-term liabilities, less current portion       1,070          706
Deferred income taxes                              --          1,764
                                              ---------    ---------
Total liabilities                               199,942       10,561


Common stock                                       --           --
Additional paid in capital                      148,503         --
Accumulated deficit                              (1,005)        --
Net assets                                         --         99,139
                                              ---------    ---------
Total stockholders' equity                      147,498       99,139

                                              ---------    ---------
Total liabilities and stockholders' equity    $ 347,440    $ 109,700
                                              =========    =========



          See accompanying notes to consolidated financial statements

                          LIBERTY GROUP OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (Unaudited)


                                             Three Months Ended               Six Months Ended
                                                  June 30,                            June 30,
                                       --------------------------------   --------------------------------
                                         Successor         Predecessor      Successor       Predecessor
                                           1998              1997              1998             1997
                                       --------------------------------   --------------------------------
                                                (Unaudited)                        (Unaudited)
Revenues
     Advertising                           $ 19,230   $ 17,830              $ 35,321          $ 33,188
     Circulation                              5,466      5,268                10,787            10,506
     Job printing and other                   1,847      2,299                 3,422             4,183
                                           --------   --------              --------          --------
Total revenues                               26,543     25,397                49,530            47,877

Operating expenses
     Operating costs                         10,331      9,666                19,820            18,982
     Selling, general and administrative      8,624      7,492                15,930            14,188
     Depreciation and amortization            2,717      1,844                 5,800             3,663
                                           --------   --------              --------          --------
Income from operations                        4,871      6,395                 7,980            11,044

     Interest expense                         4,554      2,638                 8,562             5,276
     Amortization of debt issue costs           253                              422
                                           --------   --------              --------          --------
Income (loss) before income taxes                64      3,757                (1,004)            5,768
     Income taxes                              --        1,620                  --               2,488

                                           --------   --------              --------          --------
Net income (loss)                          $     64   $  2,137              $ (1,004)         $  3,280
                                           ========   ========              ========          ========

          See accompanying notes to consolidated financial statements

                         LIBERTY GROUP PUBLISHING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY, BASIS OF PRESENTATION AND ACQUISITION

Liberty Group Publishing, Inc. ("LGP") was formed for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International Inc.("Hollinger"). LGP is a holding company for its wholly-owned subsidiary Liberty Group Operating, Inc ("Operating Company"). The interim consolidated financial statements include the accounts of LGP and Operating Company and its consolidated subsidiaries (the "Company").

In the accompanying unaudited interim consolidated financial statements the terms "Liberty Group Publishing" or the "Company" when used with respect to periods prior to January 1, 1998 refer to the combined group of newspapers sold by APC and when used with respect to periods subsequent to January 1, 1998 refers to Liberty Group Publishing, Inc. and its consolidated subsidiaries. The combined historical financial information of the newspapers acquired from APC prior to the acquisition on January 1, 1998 is referred to as "Predecessor" while the consolidated financial information of the Company subsequent to the date of the acquisition is referred to as "Successor."

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 should be read in conjunction with the December 31, 1997 audited combined financial statements of the Company included in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission (File No. 333-46957).

On January 27, 1998, the Company acquired from Hollinger virtually all of the assets and assumed certain liabilities that were used primarily in the business of publishing, marketing and distributing certain local newspapers (the "Acquisition"). The initial purchase price including fees and expenses was $317 million. The effective date of the Acquisition was January 1, 1998.

The Company has accounted for the Acquisition using the purchase method of accounting. Accordingly, the costs of the Acquisition have been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations. The costs of certain intangible assets acquired of $290 million are being amortized over periods ranging from 5 to 40 years. Because of the purchase price allocation, the accompanying financial statements of Successor are not directly comparable to those of Predecessor.

The results of operations and cash flows of the Predecessor have been consolidated with those of the Company from January 1, 1998, the effective date upon which the Company and APC agreed as to the change of control of the newspapers to the Company.

In addition, during the first six months of 1998, the Company acquired certain other newspapers. The purchase price of such newspapers as well as the results of their operations were not material to the Company financial statements.

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

The Notes were issued by the Operating Company and are general unsecured obligations of the Operating Company. The Notes are irrevocably and unconditionally joint and severally guaranteed by each of the Operating Company's existing and future subsidiaries. The Notes are redeemable for cash at the option of the Operating Company anytime after February 1, 2003 at stipulated redemption amounts or, in certain limited circumstances, are partially redeemable on or prior to February 1, 2001 at a redemption amount of 109.375% of their principal amount. In the event of a change in control of the Operating Company or the Company, the Company must offer to repurchase the Notes at 101% of their principal amount.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the historical financial statements of the Company, including the notes thereto which have been summarized in the Company's Registration Statement on Form S-4, SEC file number 333-46959. The historical financial data of the Company for the period before January 1, 1998 refers to the operations of the Company when it was owned by American Publishing Company ("APC"), a wholly owned subsidiary of Hollinger International, Inc. Effective January 1, 1998 the Company purchased substantially all of the assets and assumed certain liabilities that were used in the business of publishing and distributing certain local newspapers ("the Acquisition"). Certain information in this section includes forward-looking statements pertaining to, among other things, competition in its markets, availability of adequate acquisition opportunities, price and availability of newsprint, significant use of leverage, general economic conditions, and environmental matters.

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

 RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1997

         Total Revenues. Total revenues for the quarter ended June 30, 1998 increased by $1.1 million, or 4.5%, to $26.5 million from $25.4 million for the quarter ended June 30, 1997. The increase in total revenues for the quarter was comprised of a $1.4 million increase in advertising revenue and a $0.2 million increase in circulation revenue, offset by a $0.5 decrease in job printing and other revenue.

Total revenues for the six months ended June 30, 1998 increased by $1.7 million, or 3.5%, to $49.5 million. The increase in total revenues for the six months ended June 30, 1998 was comprised of a $2.1 million increase in advertising revenue and a $0.3 million increase in circulation revenue, offset by a $0.7 decrease in job printing and other revenue.

         Operating Costs. Operating costs for the quarter ended June 30, 1998 were $10.3 million which was an increase of $0.7 million over the quarter ended June 30, 1997. This increase was primarily driven by higher newsprint prices, and by the increase in the minimum wage that went into effect in September of 1997.

Operating costs for the six months ended June 30, 1998 were $19.8 million which was an increase of $0.8 million over the six months ended June 30, 1997. This increase was primarily driven by higher newsprint prices, and by the increase in the minimum wage that went into effect in September of 1997.

         Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended June 30, 1998 increased by $1.1 million, to $8.6 million from $7.5 million for the quarter ended June 30, 1997. The increase in selling, general and administrative expenses during the quarter ended June 30, 1998 was primarily due to increases in management costs associated with becoming an independent company of $0.4 million, including management fees paid to the controlling stockholder, and by the increase in the minimum wage that went into effect in September of 1997.

Selling, general and administrative expenses for the six months ended June 30, 1998 increased by $1.7 million, to $15.9 million from $14.2 million for the six months ended June 30, 1997. The increase in selling, general and administrative expenses for the six months ended June 30, 1998 was primarily due to increases in management costs associated with becoming an independent company of $0.8 million, including management fees paid to the controlling stockholder, and by the increase in the minimum wage that went into effect in September of 1997.

         Depreciation and Amortization. Depreciation and amortization expense for the quarter ended June 30, 1998 increased by $0.9 million, to $2.7 million from $1.8 million for the quarter ended June 30, 1997, as a result of the Acquisition and subsequent write-up in basis of assets acquired.

Depreciation and amortization expense for the six months ended June 30, 1998 increased by $2.1 million, to $5.8 million from $3.7 million for the six months ended June 30, 1997, as a result of the Acquisition and subsequent write-up in basis of assets acquired.

         EBITDA. EBITDA for the quarter ended June 30, 1998 decreased by $0.6 million, to $7.6 million from $8.2 million for the quarter ended June 30, 1997. The decrease in EBITDA during the quarter ended June 30, 1998 was primarily due to higher administrative expenses, and the effect of the increase in the minimum wage.

EBITDA for the six months ended June 30, 1998 decreased by $0.9 million, to $13.8 million from $14.7 million for the six months ended June 30, 1997. The decrease in EBITDA during the six months ended June 30, 1998 was primarily due to higher administrative expenses, increased newsprint costs, and the effect of the increase in the minimum wage.

         Net Income (Loss). The Company had net income $0.1 million for the quarter ended June 30, 1998, due primarily to higher depreciation and amortization expenses, increased interest expense, and higher administrative expenses associated with becoming a stand alone company.

For the six months ended June 30, 1998, the Company incurred a net loss of $1.0 million due primarily to higher depreciation and amortization expenses, increased interest expense, and higher administrative expenses associated with becoming a stand alone company.

 LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows From Operating Activities. Net cash provided by operating activities for the six months ended June 30, 1998 decreased by $0.9 million to $13.7 million compared with $14.6 million for the six months ended June 30, 1997. The decrease in net working capital was caused by higher expenses associated with becoming an independent company.

         Cash Flows From Investing Activities. Net cash used in investing activities for the six months ended June 30, 1998 reflect the acquisition of substantially all of the Company's tangible and intangible assets, plus associated fees and expenses and is not comparable to the prior period. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures, but will continue to pursue its strategy of opportunistically purchasing local newspapers in contiguous markets and clusters of local newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth.

         Cash Flows From Financing Activities. Net cash flows from financing activities for the six months ended June 30, 1998 reflect the initial capitalization of the Company through the issuance of Common Stock and Senior Subordinated Notes, net of associated fees, and is not directly comparable to the prior year. The Company is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

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

         The Operating Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Total interest expense for the six months ended June 30, 1998 was $8.9 million including non-cash amortization of financing costs of $0.6 million. As of June 30, 1998, the Operating Company had $180 million (net of cash) of outstanding indebtedness, and $147.5 million of tangible equity. As of June 30, 1998, the ratio of outstanding indebtedness to total capitalization of the Operating Company was .54 to 1. The degree to which the Operating Company is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 1998, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest and principal on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of it competitors, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic condition or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

         Year 2000. The Company had evaluated its internal software and computer systems and believes its costs associated with addressing, and risk of operational disruption from internal software systems failures relating to it, Year 2000 issues will be minimal.

         Recent Acquisitions. In pursuit of its strategy of acquiring local publications, the Company consummated several acquisitions during the six months ended June 30, 1998, including; the Carbondale News, a weekly newspaper in Carbondale, Pennsylvania with a circulation of approximately 5,000 and the Moscow/Hamlin Villager, a 6,000 circulation weekly newspaper in Hamlin, Pennsylvania. The Kansas City Kansan, a daily newspaper in Wynadotte County, Kansas with a paid circulation of approximately 12,500, and the Journal-Herald, a weekly publication in Shawnee, Kansas with a circulation of approximately 19,000. The Dwight Star and Herald, Emington Joker, Gardner Chronicle, Courier Press, and the Odell Times, weekly newspapers with average circulation of about 5,500 and The Register, a 9,000 circulation shopper, all located in and around Dwight, Illinois, The Business Record, a 15,000 circulation business journal in Syracuse, New York. The Gridley Herald a 3,500 circulation weekly and The Gridley Shopping News, a 11,500 circulation shopper in Gridley, California. The Corning-Elmira Pennysaver, a 34,500 circulation shopper in Painted Post, New York. Each of these purchases will be accounted for using the purchase method of accounting

         Safe Harbor Provision. This Form 10-Q contains "forward-looking statements," which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate," "seek," or "continue" or the negative thereof or other variations thereon or comparable terminology. In particular, any statements, expressed or implied, concerning the future operating results or the ability to generate revenues, income or cash flow are forward-looking statements. Although LGP believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been accurate. LGP disclaims any obligation to update any such forward-looking statements or to publicly announce results of any revisions to any of the forward-looking statements contained in this Form 10-Q to reflect future events or developments. All forward-looking statements are expressly qualified by such cautionary statements. Actual results could differ materially and adversely from the forward-looking statements as a result of, among other things, competition in the Company's markets, availability of attractive acquisition opportunities, price and availability of newsprint, the Company's significant use of leverage, general economic conditions and environmental matters.

Part II

ITEM 2.  Changes in Securities and Use of Proceeds.

         On January 27, 1998, LGP issued (i) 80,000 shares of its Common Stock to Green Equity Investors II, L.P., an investment partnership managed by Leonard Green & Partners, L.P., for $8,000,000. Leonard Green & Partners, L.P. then sold 8,000 shares, or 10%, of its Common Stock to members of management of the Company. These shares were issued in reliance upon the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), since, to the knowledge of the Company, Green is an "accredited investor" (within the meaning of Rule 501 promulgated under the Securities Act), and the other persons who purchased securities were executives of the Company.


ITEM 4.  Submission of Matters to a Vote of Securities Holders.

                                      None

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

10.10*   Revolving Credit Agreement.

27       Financial Data Schedule.

* Incorporated by reference to the exhibits included in the Company's Registration Statement on Form S-4 (Registration
             No.: 333-46957)


   (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the six months ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:                                           LIBERTY GROUP PUBLISHING, INC.
     -------------------------



                                                /s/ Kenneth L. Serota
                                                --------------------------------
                                                Kenneth L. Serota
                                                President and Chief Executive
                                                Officer



                                                /s/ Kevin O'Shea
                                                --------------------------------
                                                Kevin O'Shea
                                                Senior Vice President and
                                                Chief Financial Officer
                                                Principal Financial Officer