Form 10-Q
period 1998-09-30
LIBERTY GROUP OPERATING INC
filed 1998-11-17
CIK 1056465

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                                    COMMISSION FILE NUMBER
 SEPTEMBER 30, 1998                                             333-46959
 ------------------

                          LIBERTY GROUP OPERATING, INC.
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                       36-4197636
    (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

 3000 DUNDEE ROAD, NORTHBROOK, ILLINOIS                           60062
(Address of Principal Executive Offices)                       (Zip Code)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (847) 272-2244


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

                                TABLE OF CONTENTS


PART I           FINANCIAL INFORMATION                                    PAGE
                 ---------------------                                    ----
   Item     1.   Unaudited Interim Consolidated Financial Statements

                 Unaudited Consolidated Balance Sheets at September 30,
                   1998 and December 31, 1997. . . . . . . . . . . . . . .   1

                 Unaudited Consolidated Statements of Operations
                   for the Three and Nine Months Ended September 30,
                   1998 and September 30, 1997 . . . . . . . . . . . . . .   2

                 Unaudited Consolidated Statements of Cash Flows
                   for the Nine Months Ended September 30, 1998 and
                   September 30, 1997  . . . . . . . . . . . . . . . . . .   3

                 Notes to the Unaudited Interim Consolidated
                   Financial Statements  . . . . . . . . . . . . . . . . .   4

   Item     2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . . . . . .   6

PART II          OTHER INFORMATION
                 -----------------
   Item     2.   Changes in Securities and Use of Proceeds . . . . . . . .  10
   Item     4.   Submission of Matters to a Vote of Security Holders . . .  10
   Item     6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . .  11

SIGNATURE PAGE   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14


                         LIBERTY GROUP OPERATING, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)

                                                   Successor        Predecessor
                                                   30-Sep-98         31-Dec-97
                                                   ---------------------------
                                                            (Unaudited)
ASSETS
Cash and cash equivalents                          $   4,438         $   1,452
Accounts receivable, net                              12,259            10,308
Inventory                                              2,086             1,947
Prepaid expenses                                         434               278
Other current assets                                     129                 -
                                                   ---------         ---------
Total current assets                                  19,346            13,985

Property, plant and equipment, net                    24,146            20,503
Intangible assets, net                               322,152            75,212
Other assets                                             399                 -
                                                   ---------         ---------
Total assets                                       $ 366,043         $ 109,700
                                                   =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current portion of long-term liabilities           $       -         $     338
Accounts payable                                       3,157             1,119
Accrued charges                                        8,979             2,223
Deferred revenue                                       5,225             4,411
                                                   ---------         ---------
Total current liabilities                             17,361             8,091

Long term liabilities
Senior subordinated note                             180,000                 -
Revolving credit facility                             20,000                 -
Long-term liabilities, less current portion            1,135               706
Deferred income taxes                                      -             1,764
                                                   ---------         ---------
Total liabilities                                    218,496            10,561


Common stock                                               -                 -
Additional paid in capital                           148,504                 -
Accumulated deficit                                     (957)                -
Net assets                                                 -            99,139
                                                   ---------         ---------
Total stockholders' equity                           147,547            99,139

                                                   =========         =========
Total liabilities and stockholders' equity         $ 366,043         $ 109,700
                                                   =========         =========

          See accompanying notes to consolidated financial statements

                         LIBERTY GROUP OPERATING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                  (Unaudited)

                               Three Months Ended        Nine Months Ended
                                  September 30,             September 30,
                            -----------------------    ----------------------
                             Successor  Predecessor    Successor  Predecessor
                               1998         1997         1998        1997
                            -----------------------    ----------------------
                                  (Unaudited)               (Unaudited)
Revenues
  Advertising               $ 21,530     $ 18,308      $ 56,851    $ 51,496
  Circulation                  5,897        5,472        16,684      15,978
  Job printing and other       1,613        1,602         5,035       5,785
                            --------     --------      --------    --------
Total revenues                29,040       25,382        78,570      73,259

Operating expenses
  Operating costs             11,818       10,080        31,638      29,062
  Selling, general and
    administrative             9,212        7,481        25,142      21,669
  Depreciation and
    amortization               3,095        1,857         8,895       5,520
                            --------     --------      --------    --------
Income from operations         4,915        5,964        12,895      17,008

  Interest expense             4,614        2,679        13,176       7,955
  Amortization of debt
    issue costs                  253            -           675           -
                            --------     --------      --------    --------
Income (loss) before
  income taxes                    48        3,285          (956)      9,053
  Income taxes                     -        1,418             -       3,906


Net income (loss)           $     48     $  1,867          (956)   $  5,147
                            ========     ========      ========    ========


         See accompanying notes to consolidated financial statements

                         LIBERTY GROUP OPERATING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                      ------------------------
                                                       Successor   Predecessor
                                                          1998        1997
------------------------------------------------------------------------------
                                                            (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                   $     (956)   $    5,147
  Adjustments to reconcile net earnings
  to net cash provided by
  operating activities:
    Depreciation and amortization                          8,895         5,520
    Amortization of debt issue costs                         675

  Changes in assets and liabilities, net of
  amounts arising from acquisitions
    Working capital - net                                  6,081           573
    Other assets                                            (399)            -
    Deferred revenue                                         814            33
                                                      ----------    ----------
Net cash flows provided by operating activities:          15,110        11,273
                                                      ----------    ----------


Cash flows from investing activities:
    Purchase of property, plant and equipment             (1,502)       (1,332)
    Acquisitions                                        (350,137)       (1,467)
                                                      ----------    ----------
Net cash flows used in investing activities:            (351,639)       (2,799)
                                                      ----------    ----------

    Cash flows from financing activities:
    Proceeds from issuing long term debt                 172,464             -
    Proceeds from use of revolving credit facility        20,000             -
    Proceeds from issuing common stock                   148,503             -
    Payments on long-term liabilities                          -          (480)
    Intercompany with Hollinger/APC                            -        (7,987)
                                                      ----------    ----------
Net cash provided by (used in) financing activities:     340,967        (8,467)
                                                      ----------    ----------

Net increase in cash and cash equivalents                  4,438             7
Cash and cash equivalents, at beginning of period              -         1,768
                                                      ----------    ----------
Cash and cash equivalents, at end of period           $    4,438    $    1,775
                                                      ==========    ==========

         See accompanying notes to consolidated financial statements

                         LIBERTY GROUP OPERATING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY, BASIS OF PRESENTATION AND ACQUISITION

Liberty Group Operating, Inc. ("Operating Company") is a wholly-owned subsidiary of Liberty Group Publishing, Inc. ("LGP") which was formed for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International Inc.("Hollinger"). The interim consolidated financial statements include the accounts of the Operating Company and its consolidated subsidiaries (the "Company"). LGP is required to file a consolidated report with the SEC (Commission File No. 333-46959).

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 should be read in conjunction with the December 31, 1997 audited combined financial statements of the Company included in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission (File No. 333-46959).

On January 27, 1998, the Company acquired from Hollinger virtually all of the assets and assumed certain liabilities that were used primarily in the business of publishing, marketing and distributing certain local newspapers (the "Acquisition"). The initial purchase price including fees and expenses was $322 million. The effective date of the Acquisition was January 1, 1998.

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

In addition, during the first nine months of 1998, the Company acquired certain 28 publications in 12 transactions for a total acquisition cost of $25.1 million.

Certain reclassifications have been made to the 1997 financial statements to conform to the current year presentation.

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

On January 27, 1998 the Operating Company entered into a five-year $125.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is secured by substantially all of the tangible and intangible assets of the Operating Company. Borrowings under the revolving credit facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined in the credit agreement) or the Eurodollar Rate (as defined in the credit agreement) plus a margin that varies based upon a ratio set forth in the credit agreement (the "Applicable Margin"). Under the terms of the Revolving Credit Facility, the Company pays a fee equal to the Applicable Margin for Eurodollar Rate Advances (as defined in the credit agreement) per annum on the aggregate amount of outstanding letters of credit. The Operating Company also pays a fee on the unused portion of the Revolving Credit Facility.

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

(5) SUBSEQUENT EVENTS

The Company acquired the following newspapers subsequent to September 30, 1998. The Newton Press, located in Newton, IL having a paid circulation of 4,000. The Teutopolis Press, located in Teutopolis, IL, having a paid circulation of 2,000. The Springfield Shopper, located in Springfield, IL, having a free circulation of 30,000. Press Publications, a group of 37 community newspapers, located in the western suburbs of Chicago, IL, having a combined circulation of over 100,000. Mainstream Publications, a group of 10 community newspapers, located in and around southwestern Minnesota, having a combined circulation of over 60,000. After making these acquisitions the Company has acquired 78 publications for an aggregate acquisition cost of $57.0 million.

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

     Total Revenues. Total revenues for the quarter ended September 30, 1998 increased by $3.7 million, or 14.4%, to $29.0 million from $25.4 million for the quarter ended September 30, 1997. The increase in total revenues for the quarter was primarily due to acquisitions and was comprised of a $3.2 million increase in advertising revenue and a $0.4 million increase in circulation revenue, while job printing and other revenue was up 1% to $1.6 million.

Total revenues for the nine months ended September 30, 1998 increased by $5.3 million, or 7.2%, to $78.6 million, primarily due to acquisitions. The increase in total revenues for the nine months ended September 30, 1998 was comprised of a $5.4 million increase in advertising revenue and a $0.7 million increase in circulation revenue, offset by a $0.8 decrease in job printing and other revenue.

     Operating Costs. Operating costs for the quarter ended September 30, 1998 were $11.8 million which was an increase of $1.7 million over the quarter ended September 30, 1997. This increase was primarily driven by acquisitions as well as higher newsprint prices, and the increase in the minimum wage that went into effect in September of 1997.

Operating costs for the nine months ended September 30, 1998 were $31.6 million which was an increase of $2.6 million over the nine months ended September 30, 1997. This increase was primarily driven by acquisitions as well as higher newsprint prices, and the increase in the minimum wage that went into effect in September of 1997.

     Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended September 30, 1998 increased by $1.7 million, to $9.2 million from $7.5 million for the quarter ended September 30, 1997. The increase in selling, general and administrative expenses during the quarter ended September 30, 1998 was primarily due acquisitions as well as increases in management costs associated with becoming an independent company, including management fees paid to the controlling stockholder, and by the increase in the minimum wage that went into effect in September of 1997.

Selling, general and administrative expenses for the nine months ended September 30, 1998 increased by $3.5 million, to $25.1 million from $21.7 million for the nine months ended September 30, 1997. The increase in selling, general and administrative expenses for the nine months ended September 30, 1998 was primarily due to acquisitions as well as increases in management costs associated with becoming an independent company, including management fees paid to the controlling stockholder, and by the increase in the minimum wage that went into effect in September of 1997.

     Depreciation and Amortization. Depreciation and amortization expense for the quarter ended September 30, 1998 increased by $1.2 million, to $3.1 million from $1.9 million for the quarter ended September 30, 1997, as a result of the write-up in basis of assets acquired in the initial Acquisition as well as subsequent acquisitions.

Depreciation and amortization expense for the nine months ended September 30, 1998 increased by $3.4 million, to $8.9 million from $5.5 million for the nine months ended September 30, 1997, as a result of the write-up in basis of assets acquired.

     EBITDA. EBITDA for the quarter ended September 30, 1998 increased by $0.2 million, to $8.0 million from $7.8 million for the quarter ended September 30, 1997. The increase in EBITDA during the quarter ended September 30, 1998 was primarily due to operating income generated by acquisitions, offset by higher newsprint cost and higher wages due to the increase in the minimum wage.

EBITDA for the nine months ended September 30, 1998 decreased by $0.7 million, to $21.8 million from $22.5 million for the nine months ended September 30, 1997. The decrease in EBITDA during the nine months ended September 30, 1998 was primarily due to higher administrative expenses, increased newsprint costs, and the effect of the increase in the minimum wage.

     EBITDA includes income from operations adjusted to exclude depreciation and amortization expenses. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not a defined term under Generally Accepted Accounting Principles ("GAAP") and is not indicative of operating income or cash flow from operations as determined under GAAP.

     Net Income (Loss). The Company had net income $0.1 million for the quarter ended September 30, 1998, which is not directly comparable to the prior year due to higher depreciation and amortization expenses, increased interest expense, and higher administrative expenses associated with the Acquisition.

For the nine months ended September 30, 1998, the Company incurred a net loss of $1.0 million, which is not directly comparable to the prior year due primarily to higher depreciation and amortization expenses, increased interest expense, and higher administrative expenses associated with becoming a stand alone company.

 LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows From Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 1998 increased by $3.8 million to $15.1 million compared with $11.3 million for the nine months ended September 30, 1997. The increase in net working capital is due to increases in accounts receivable and inventory offset by increases in accounts payable and accrued charges.

     Cash Flows From Investing Activities. Net cash used in investing activities for the nine months ended September 30, 1998 reflect the acquisition of substantially all of the Company's tangible and intangible assets, plus associated fees and expenses and is not comparable to the prior period. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures, but will continue to pursue its strategy of opportunistically purchasing local newspapers in contiguous markets and clusters of local newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth.

     Cash Flows From Financing Activities. Net cash flows from financing activities for the nine months ended September 30, 1998 reflect the initial capitalization of the Company through the issuance of Common Stock and Senior Subordinated Notes, net of associated fees, and is not directly comparable to the prior year. The Company is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

     Liquidity. The Company's principal sources of funds will be cash provided by operating activities and borrowings under its Revolving Credit Facility. The Company believes that such funds will provide the Company with sufficient liquidity and capital resources to meet its current and financial obligations for the foreseeable future. See Note 2 to the Unaudited Consolidated Financial Statements for a summary of the terms of the Revolving Credit Facility.

     The Operating Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Total interest expense for the nine months ended September 30, 1998 was $13.8 million including non-cash amortization of debt issue costs of $0.7 million. As of September 30, 1998, the Operating Company had $196.0 million (net of cash) of outstanding indebtedness, and $147.7 million of tangible equity. As of September 30, 1998, the ratio of outstanding indebtedness to total capitalization of the Operating Company was .57 to 1. The degree to which the Operating Company is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 1998, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of it competitors, which might place the Company at a competitive disadvantage;
(iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic condition or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

     Year 2000. The Company has implemented a program to assess, remediate and mitigate the potential impact of the Year 2000 problem throughout the Company. A Year 2000 problem will occur where date-sensitive software uses two digit year date fields, sorting the Year 2000 ("00") before the Year 1999 ("99"). The Year 2000 problem can arise in software, technology equipment, or any other equipment or process that uses embedded software, resulting in data corruption and processing errors.

     The Company has evaluated its internal software and computer systems and believes its costs associated with addressing, the risk of operational disruption from internal software systems failures relating to Year 2000 issues, will be approximately $0.5 million in 1998 and approximately $0.2 million in 1999.

     Management believes that the Company's systems will be substantially Year 2000 ready prior to the commencement of the Year 2000. The Company should not have a material business risk from such Year 2000 issues provided the Company's suppliers, vendors, service providers and customers, over which the Company has no control, successfully address their own Year 2000 issues. The Company will assess and monitor its suppliers, vendors, service providers and customers Year 2000 remediation efforts.

     Recent Acquisitions. In pursuit of its strategy of acquiring local publications, the Company consummated several acquisitions during the nine months ended September 30, 1998, including; the Carbondale News, a weekly newspaper in Carbondale, Pennsylvania with a circulation of approximately 5,000 and the Moscow/Hamlin Villager, a 6,000 circulation weekly newspaper in Hamlin, Pennsylvania. The Kansas City Kansan, a daily newspaper in Wynadotte County, Kansas with a paid circulation of approximately 12,500, and the Journal-Herald, a weekly publication in Shawnee, Kansas with a circulation of approximately 19,000. The Dwight Star and Herald, Emington Joker, Gardner Chronicle, Courier Press, and the Odell Times, weekly newspapers with average circulation of about 5,500 and The Register, a 9,000 circulation shopper, all located in and around Dwight, Illinois, The Business Record, a 15,000 circulation business journal in Syracuse, NY. The Gridley Herald a 3,500 circulation weekly and The Gridley Shopping News, a 11,500 circulation shopper in Gridley, Ca. The Corning-Elmira Pennysaver, a 34,500 circulation shopper in Painted Post, NY. The Wellington Daily News, a daily newspaper with paid circulation of approximately 4,000 located in Wellington KS. The Macomb Journal, a daily newspaper with paid circulation of 8,000 located in Macomb, IL. The South Idaho Press, a daily newspaper with paid circulation of 6,000, located in Burley, ID. The Beauregard Daily News, The Leesville Daily Leader and The Southwest Daily News all paid daily newspapers with an average circulation of 7,000, located in Sulpher, LA. The Minidoka County News, a weekly newspaper with paid circulation of 2000, located in Minidoka, ID. The Iowa News, The Mossbluff News, The Vinton News and The Westlake News all paid weekly newspapers with an average circulation of 2,000 located in Sulpher, LA. The Mac Shopper, a shopper with circulation of 13,000, located in McPherson, KS. The Shopper, a shopper with circulation of 30,000, located in Horseheads, NY. Each of these purchases have been accounted for using the purchase method of accounting.

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

     Subsequent Events. The Company acquired the following newspapers subsequent to September 30, 1998. The Newton Press, located in Newton, IL, having a paid circulation of 4,000. The Teutopolis Press, located in Teutopolis, IL, having a paid circulation of 2,000. The Springfield Shopper, located in Springfield, IL, having a free circulation of 30,000. Press Publications, a group of 37 community newspapers, located in the western suburbs of Chicago, IL, having a combined circulation of over 100,000. Mainstream Publications, a group of 10 group of community newspapers, located in and around southwestern MN, having a combined circulation of over 60,000. After making these acquisitions the Company has acquired 78 publications for an aggregate acquisition cost of $57.0 million.

Part II

ITEM 2.  Changes in Securities and Use of Proceeds.
-------  ------------------------------------------

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


ITEM 4.  Submission of Matters to a Vote of Securities Holders.
-------  ------------------------------------------------------

                                      None

ITEM 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

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

10.10*   Revolving Credit Agreement.

27       Financial Data Schedule.

*         Incorporated by reference to the exhibits included in the Company's
          Registration Statement on Form S-4 (Registration No.: 333-46957)


    (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the nine months ended
         September 30, 1998.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned thereunto duly authorized.

DATE:                                      LIBERTY GROUP PUBLISHING, INC.
     ----------------------


                                           /s/ Kenneth L. Serota
                                           -----------------------------
                                           Kenneth L. Serota
                                           President and Chief Executive
                                           Officer



                                           /s/ Kevin O'Shea
                                           -----------------------------
                                           Kevin O'Shea
                                           Senior Vice President and
                                           Chief Financial Officer
                                           Principal Financial Officer