Form 10-K405
period 1998-12-31
LIBERTY GROUP OPERATING INC
filed 1999-03-31
CIK 1056465

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE YEAR ENDED                         COMMISSION FILE NUMBER
         DECEMBER 31, 1998                               333-46959

                         LIBERTY GROUP OPERATING, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE                                      36-4197636
      (State or Other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                       Identification No.)

  3000 DUNDEE ROAD, SUITE 203, NORTHBROOK, ILLINOIS              60062
 (Address of Principal Executive Offices)                      (Zip Code)


        Registrant's telephone number, including area code (847) 272-2244

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                   9 3/8% SENIOR SUBORDINATED NOTES DUE 2008

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of March 30, 1999 was 80,000. All Common Stock is owned by affiliates of the Registrant and there is no public market for the Common Stock.

                                TABLE OF CONTENTS

Part I

Item 1.   Business.

Item 2.   Properties.

Item 3.   Legal Proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

Item 6.   Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Item 8.   Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item 10.  Directors and Executive Officers of Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) Financial Statements, Financial Statement Schedules and Exhibits.

          (b) Reports on Form 8-K.

                         LIBERTY GROUP PUBLISHING, INC.


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934) that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include the Company's ability to serve, and retain existing customers as well as its ability to attract new advertising and subscription customers; the Company's ability to continue its acquisition strategy; the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in its community markets; collection of receivables; general economic and business conditions, which may reduce demand for advertising and its ability to attract and retain key employees. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 1.  BUSINESS

OVERVIEW

The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company owns and operates 251 publications in 15 states. The Company's total revenues are derived from advertising (73% of 1998 total revenues), circulation (20%) and job printing and other (7%).

The Company's primary operating costs and expenses are comprised of operating costs and selling, general and administrative expenses. Salaries and employee benefits are the Company's largest operating costs. The Company has been able to control salaries and employee benefit expenses by realizing efficiencies from the implementation of new technologies and the achievement of synergies from its strategy of clustering its newspaper operations.

INITIAL ACQUISITION

Liberty Group Publishing, Inc. ("LGP") was formed for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International Inc.("Hollinger"). LGP is a holding company for its wholly-owned subsidiary Liberty Group Operating, Inc ("Operating Company"). The consolidated financial statements include the accounts of Operating Company and its consolidated subsidiaries (the "Company").

On January 27, 1998, the Company's parent acquired from Hollinger virtually all of the assets and assumed certain liabilities that were used primarily in the business of publishing, marketing and distributing certain local newspapers (the "Initial Acquisition"). The initial purchase price including fees and expenses was $322.4 million. The effective date of the Initial Acquisition was January 1, 1998.

In the accompanying financial statements the terms "Liberty Group Operating" or the "Company" when used with respect to periods prior to January 1, 1998 refer to the combined group of newspapers sold by APC (the Local Newspaper Group of American Publishing Company) and when used with respect to periods subsequent to January 1, 1998 refers to Liberty Group Operating, Inc. and its consolidated subsidiaries. The combined historical financial information of the newspapers acquired from APC prior to the Initial Acquisition on January 1, 1998 is referred to as "Predecessor" while the consolidated financial information of the newspapers subsequent to the date of the Initial Acquisition is referred to as "Successor."

The Company has accounted for the Initial Acquisition using the purchase method of accounting. Accordingly, the costs of the Initial Acquisition have been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations. The costs of certain intangible assets acquired of $296.5 million are being amortized over periods ranging from 5 to 40 years. Because of the purchase price allocation, the accompanying financial statements of Successor are not directly comparable to those of Predecessor.

Certain administrative services, including accounting, payroll, administration, tax services and financial reporting, were historically performed for the Company by APC. The Company was charged directly by APC for certain of such services and also paid a management fee to APC that was based upon a percentage of total revenues. At the end of January 1998, the management fee to APC was replaced by a Transitional Services Agreement that allows for certain administrative services to be provided by APC at cost until the establishes its administrative services in-house. The Company provides all of its administration in-house as of April 1, 1999 and has terminated the Transitional Services Agreement effective March 31, 1999.

Prior to the Initial Acquisition, the Company operated as a business unit of APC and as such did not file separate tax returns. The income tax provision included in the Predecessor's financial statements was computed as if the Predecessor were a separate company. Subsequent to the Initial Acquisition, the Company has been and anticipates that it will be, for the foreseeable future, in a tax loss position. Given the uncertainty as to the timing of the Company's ability to utilize such losses to offset future taxable income, the Company does not presently anticipate recording any tax benefit associated with its pre-tax losses. In addition, due to the acquisition of the Company's assets from APC, the Company's asset values and capital structure are materially different than those set forth in the Predecessor's financial statements for periods preceding the Initial Acquisition and, accordingly, historical interest expense is not indicative of the interest expense that the Company incurs as a separate company.

The results of operations and cash flows of the Predecessor have been consolidated with those of the Company from January 1, 1998, the effective date upon which the Company and APC agreed as to the change of control of the newspapers to the Company.

In addition, during 1998, the Company acquired 91 publications in 18 transactions for a total acquisition cost of $61.8 million.


INITIAL CAPITALIZATION - BORROWINGS

The Initial Acquisition, including the payment of related fees and expenses, was financed in part by: (i) $180.0 million from the issuance and sale by the Operating Company of $180.0 million aggregate principal amount of 9.375%

Senior Subordinated Notes (the "Notes") due February 1, 2008 and (ii) $50.5 million from the issuance and sale by LGP of $89.0 million aggregate principal amount of 11.625% Senior Discount Debentures (the "Debentures") due February 1, 2009.

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

The Debentures issued by LGP are general unsecured obligations and pay no cash interest until February 1, 2003. The Debentures will, however, accrete on a semi-annual equivalent bonds basis to a full principal amount of $89.0 million on February 1, 2003. Thereafter, cash interest on the Debentures will accrue and be payable semi-annually on February 1 and August 1 of each year. The Debentures are redeemable for cash at the option of LGP any time after February 1, 2003 at stipulated redemption amounts or, in certain limited circumstances, are partially redeemable on or prior to February 1, 2001 at a redemption amount of 111.625% of their accreted value. In the event of a change in control of LGP, LGP must offer to repurchase the Debentures at 101% of their accreted value.

On January 27, 1998 the Operating Company entered into a five-year $125.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is secured by substantially all of the tangible and intangible assets of the Operating Company. Borrowings under the revolving credit facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined in the credit agreement) or the Eurodollar Rate (as defined in the credit agreement) plus a margin that varies based upon a ratio set forth in the credit agreement (the "Applicable Margin"). Under the terms of the Revolving Credit Facility, the Company pays a fee equal to the Applicable Margin for Eurodollar Rate Advances (as defined in the credit agreement) per annum on the aggregate amount of outstanding letters of credit. The Operating Company also pays a fee on the unused portion of the Revolving Credit Facility. At December 31, 1998 the Operating Company has utilized $46.0 million of the Revolving Credit Facility.


INITIAL CAPITALIZATION - EQUITY

LGP has the authority to issue up to 21,255,000 shares of capital stock, of which 21,175,000 shares are designated as Preferred Stock, par value $0.01 per share, and 80,000 shares are designated as Common Stock, par value $0.01 per share. The Initial Acquisition, including the payment of related fees and expenses, was financed in part from the proceeds of (i) $45.0 million from the issuance and sale of 1.8 million shares of 14.75% Senior Mandatory Redeemable Exchangeable Cumulative Preferred Stock (the "Senior Preferred Stock"), (ii) $49.0 million from the issuance and sale of 49,000 shares of 10% Series B Junior Mandatory Redeemable Cumulative Preferred Stock (the "Junior Preferred Stock"), and (iii) $8.0 million from the issuance and sale of 80,000 shares of Common Stock. 100% of the Junior Preferred Stock and 90% of the Common Stock issued by LGP is owned by Green Equity Investors II, L.P. the controlling stockholder of LGP. 10% of the Common Stock is owned by the Company's senior management team.

All of the Company's issued and outstanding capital stock is owned by LGP. The Company has no outstanding capital stock other than common stock, nor are there any outstanding options, warrants, or other rights to purchase the Company's capital stock.

RECENT ACQUISITIONS AND DISPOSITIONS

The following newspapers were acquired by the Company during 1998:

TITLE                               LOCATION                  TYPE OF PAPER      CIRCULATION
Catskill Shopper                    Liberty, NY               Shopper            41,000
Carbondale News                     Carbondale, PA            Weekly              7,000
Moscow/Hamlin Villager              Hamlin, PA                Weekly              4,000
Kansas City Kansan                  Kansas City, KS           Daily              10,000
Journal-Herald                      Kansas City, KS           Weekly             21,000
The Dwight Star & Herald            Dwight, IL                Weekly              2,000
Gardner Chronicle                   Dwight, IL                Weekly              1,000
Courier Press                       Dwight, IL                Weekly              1,000
The Register                        Dwight, IL                Shopper             1,000
The Business Record                 Syracuse, NY              Monthly            16,000
The Gridley Herald                  Gridley, CA               Weekly              3,000
The Gridley Shopping News           Gridley, CA               Shopper             8,000
The Corning-Elmira Pennysaver       Painted Post, NY          Shopper            32,000
The E-Z Shopper                     Horseheads, NY            Shopper            29,000
Wellington Daily News               Wellington, KS            Daily               2,000
The Mac Shopper                     McPherson, KS             Shopper            13,000
The Macomb Journal                  Macomb, IL                Daily               8,000
The South Idaho Press               Burley, ID                Daily               6,000
The Wood River Journal              Hailey, ID                Weekly              1,000
The Minidoka County News            Minidoka, ID              Weekly              2,000
The Beauregard Daily News           Sulphur, LA               Daily               5,000
The Leesville Daily Leader          Sulphur, LA               Daily               5,000
The Southwest Daily News            Sulphur, LA               Daily               5,000
The Iowa News                       Sulphur, LA               Weekly              1,000
The Mossbluff News                  Sulphur, LA               Weekly              1,000
The Vinton News                     Sulphur, LA               Weekly              2,000
The Newton Press                    Newton, IL                Weekly              3,000
The Teutopolis Press                Teutopolis, IL            Weekly              2,000
The Springfield Shopper             Springfield, IL           Shopper            30,000
Press Publications                  Elmhurst, IL              34 Publications   112,000
Mainstream Publications             Southwestern MN           9 Publications     73,000
The Mineral Daily News              Keyser, WV                Daily               5,000
The Ascension Citizen               Gonzales, LA              Weekly              8,000
Journal Extra                       Macomb, IL                Weekly              8,000
Sunrise Shopper                     Burley, ID                Weekly              1,000
The News Review                     Burley, ID                Weekly              7,000
Your Home Magazine                  Hailey, ID                Monthly            12,000
Wood River Dining                   Hailey, ID                Annual             12,000
Explorer                            Hailey, ID                Bi Annual          12,000
Kansas City Kansan Sunday           Kansas City, KS           Weekly             10,000
Wynadott County Shopper             Kansas City, KS           Shopper            46,000
Chronicle Shopper                   Leavenworth, KS           Shopper            23,000
Nickel Ads                          Gonzales, LA              Shopper            26,000
The Star Watch                      Gonzales, LA              Shopper             8,000
Guardian                            Sulphur, LA               Shopper            13,000
Westlake News                       Westlake, LA              Weekly              1,000
Devil's Lake Daily Journal          Devil's Lake, ND          Daily               5,000
Country Peddler                     Devil's Lake, ND          Weekly             22,000
Mountain Echo                       Keyser, WV                Weekly              6,000
Today's Shopper                     Keyser, WV                Shopper            16,000

The following newspapers were disposed of by the Company during 1998:

TITLE                               LOCATION                  TYPE OF PAPER      CIRCULATION
The Tonawanda News                  Tonawanda, NY             4 Publications     12,000
Albion Journal Register             Albion, IL                2 Publications      1,200

SUBSEQUENT EVENTS:

In January of 1999, the Company purchased all of the stock of Life Printing & Publishing a chain of 17 weekly publications in Oak Brook, Illinois with a combined circulation of 120,000. In February 1999, the Company has also purchased the 31,000 circulation Halstad Shopper located in Halstad, Minnesota.

INDUSTRY BACKGROUND

Newspaper publishing is the oldest and largest segment of the media industry. Due to a focus on local news, newspapers remain the dominant medium for local advertising. Newspapers continue to be the best medium for retail advertising which emphasizes the price of goods, in contrast to television which is generally used for image advertising.

Readers of daily and Sunday newspapers tend to be more highly educated and have higher incomes than non-newspaper readers. Management believes that newspapers continue to be the most cost-effective means for advertisers to reach this highly targeted demographic group.

Advertising revenues are the largest component of a newspaper's revenues followed by circulation revenues. Advertising rates at each newspaper are based upon market size, circulation, readership, demographic makeup of the market, and the availability of alternative advertising media in the marketplace. While circulation revenue is not as significant as advertising revenue, circulation trends can impact the decisions of advertisers and advertising rates.

Newspaper advertising revenues are cyclical and are generally affected by changes in national and regional economic conditions. Classified advertising, which makes up approximately one-third of newspaper advertising revenues, is the most sensitive to economic improvements or slowdowns as it is primarily affected by the demand for employment, real estate transactions and automotive sales.

OPERATING STRATEGY

The Company's strategy is to increase revenues and cash flows through local news leadership; revenue enhancement; strategic technological investments; high quality editorial content and presentation; circulation growth; geographic clustering; targeted marketing programs; and cost control, as described below:

LOCAL NEWS LEADERSHIP. The Company's newspapers generally have the largest local news gathering resources in their markets. As a result of emphasizing local content, including youth sports, community events, business, politics, and entertainment, the Company's newspapers generate reader loyalty and create franchise value. Because the Company's provision of local news is a typically unique product in its markets, its newspapers differentiate themselves from other forms of media and satisfy the demands of both its reader and advertisers.

REVENUE ENHANCEMENT. The Company aggressively capitalizes on the good name and reputation it has built in each of its local communities to reach out to non-traditional newspaper customers through the development of milestone programs, on-line activities and ancillary product marketing.

STRATEGIC TECHNOLOGICAL INVESTMENTS. The Company has committed to develop and maintain websites for all of its daily newspapers and certain of its weekly papers. The websites provide an online editorial presence and full online classified services for the Company's newspapers and will allow the Company to take advantage of the increasing use of the Internet and the potential advertising opportunities. Although the Company believes that providing an online product is important to broadening the presence of its newspapers in their respective communities and ultimately increasing the Company's revenues through such value added services, the Company believes almost all of its customers prefer the newspaper in a printed form. By being the leading, provider of local news in most of its markets, management believes that its newspapers are well positioned to enhance and expand their leadership position among local advertisers, whether in print or electronic form.

HIGH QUALITY EDITORIAL CONTENT AND PRESENTATION. The Company's newspapers are committed to editorial excellence, providing the proper mix of local and national news to effectively serve the needs of their local markets. The Company's newspapers often receive awards for excellence in various areas in their respective regions and categories. In addition, the Company's newspapers are designed to attract readers through attractive layouts and color enhancements. Geographic clustering allows for better quality equipment than smaller markets might otherwise warrant, resulting in a significant increase in newspaper quality.

CIRCULATION GROWTH. The Company believes that circulation growth is important to the creation of long-term franchise value at its newspapers. Accordingly, the Company has and will continue to invest in telemarketing and promotional campaigns to increase circulation and readership.

GEOGRAPHIC CLUSTERING. The Company has acquired and assembled newspapers, and may continue to acquire newspapers, in contiguous markets ("clustering"). Clustering enables the Company to realize operating efficiencies and economic synergies, such as the sharing of management, accounting and production functions. In addition, the Company seeks to increase operating cash flows at acquired newspapers through cost reductions, including labor and web width reductions, as well as overall improved cost management. Clustering also enables management to maximize revenues through the cross selling of advertising among contiguous newspaper markets. As a result of clustering, management believes that the Company's newspapers are able to obtain higher operating margins than they would otherwise be able to achieve on a stand-alone basis.

COST CONTROL. Each of the Company's newspapers emphasizes cost control with a particular focus on managing staffing requirements. In addition, the Company further controls labor costs through investments in state-of-the-art production equipment that improves production efficiencies. Management is equally focused on newsprint cost control.

The Company takes advantage of group discounts for its major operating and capital costs including newsprint, ink, supplies, computers, software, and printing equipment.

Management believes that successful implementation of the operating strategy described above will position the Company to continue to achieve internal growth. The Company also continues to seek strategic or targeted newspaper acquisitions and dispositions such as the acquisitions previously discussed. The Company continually reviews newspaper acquisition candidates for acquisitions that would contribute to the Company's overall growth strategy, whether through revenue growth and/or cost reduction opportunities, and represent attractive values based on price.

ADVERTISING, CIRCULATION AND PRINTING REVENUES.

Advertising revenue includes DISPLAY (local and national department stores, specialty shops and other retailer), NATIONAL (national advertising accounts), and CLASSIFIED advertising (employment, automotive, real estate and personals). Management believes that classified advertising is more volatile than other newspaper revenues. Classified advertising for the Company represents a smaller portion of its revenues than other newspapers in the industry. As a result, management believes its revenue stream is more predictable than other newspaper companies. The contribution of Display, National, Classified, Circulation, and Job Printing & Other revenue to total revenues for fiscal years 1998 and 1997 were as follows:

                                                   Years ended December 31,
                                                 1998                     1997

               Display                            56%                      55%

               National                            2%                       2%

               Classified                         15%                      13%

               Circulation                        20%                      22%

               Job Printing & Other                7%                       8%

                                                 100%                     100%

NEWSPRINT.

Newsprint represents one of the largest costs of producing a newspaper. The Company's newspapers buy newsprint from a number of suppliers, resulting in an adequate supply of newsprint at market prices. In 1998 and 1997, the Company consumed approximately 17,000 and 16,000 short tons of newsprint, respectively, and, during the same periods, incurred newsprint expense of approximately $7.2 million and $6.1 million respectively. Newsprint expense as a percentage of revenue for 1998 and 1997 was 6.4% and 6.2%, respectively. Newsprint expense varies between years because of fluctuations in prices and consumption.

EMPLOYEE RELATIONS.
The Company employs approximately 1,715 full-time employees and 907 part-time employees. Less than 2% of its employees belong to labor unions. There has never been a strike or work stoppage against any of the Company's newspapers during the Company's ownership, and the Company believes that its relations with its employees are generally good.

SEASONALITY.

Newspaper companies tend to follow a distinct and recurring seasonal pattern, with high advertising revenues in months containing significant events or holidays. Accordingly, due to generally poor weather and a lack of holidays, the Company's first fiscal quarter is the Company's weakest revenue quarter of the year.

COMPETITION.

Each of the Company's newspapers competes to varying degrees with magazines, radio, television and cable television, as well as with some weekly publications and other advertising media, including electronic media, for advertising and circulation revenue. Competition for newspaper advertising is largely based upon circulation, price and the content of the newspaper. LGP's newspapers are the dominant local news and information source, with strong name recognition in their market and minimal direct competition from similar daily newspapers published in their markets. However, as with most suburban and smaller daily newspapers, some circulation competition exists from larger daily newspapers which are usually published in nearby metropolitan areas. Management believes larger daily newspapers with circulation in LGP's newspaper markets generally do not compete in any meaningful way for local advertising revenues, a newspaper's main source of revenues. LGP's daily newspapers capture the largest share of local advertising as a result of their direct coverage of the market. In addition, management believes advertisers generally regard newspaper advertising as the most effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image. The Company may from time to time compete with other companies, which have greater financial resources than the Company.


ELECTRONIC MEDIA.

Many newspaper companies are now publishing news and other content on the world wide web. In addition, there are several new start-up companies which have developed sites on the world wide web which are, by design, advertising and/or subscription supported. Many of these sites target specific types of advertising such as employment and automotive classified.

The Company has developed a strategy which it believes will allow it to leverage its strong local franchise and participate in the advertising growth on the Internet.

The Company is in the process of establishing a local website for each of its daily newspapers. In addition, the Company is continuing to develop strategic alliances to enhance content, functionality and delivery. The Company believes the design, functionality, and content of its websites will allow the Company to expand its leadership position among local advertisers and create additional revenue streams in the future.

ITEM 2.  PROPERTIES


        The Company's executive offices are located in an office park in Northbrook, Illinois, where the Company leases approximately 3,000 square feet under a lease terminating in 2001. The Company also maintains locations and offices at numerous locations throughout the United States for its publications and printing operations. The Company does not believe that any of these properties are material to the Company.

         The following table summarizes the publications owned by the Company as of December 31 1998:

        (D=DAILY, W=WEEKLY, S=SHOPPER, T=TOTAL MARKET COVERAGE, F=FREE,
                           A=ANNUAL, BI-A=BI-ANNUAL)

ARIZONA
GLOBE
  ARIZONA SILVER BELT (W)
  GILA COUNTY ADVANTAGE (S)
  MOCCASIN (W)

ARKANSAS
HEBER SPRINGS
  THE SUN TIMES (W)
HELENA
  THE DAILY WORLD (D)
  DAILY WORLD TMC (T)
NEWPORT
  NEWPORT DAILY INDEPENDENT (D)
  NEWPORT DAILY INDEPENDENT TMC (T)
STUTTGART
  STUTTGART DAILY LEADER (D)
  THE STUTTGART DAILY TMC (T)

CALIFORNIA
GRIDLEY
  THE GRIDLEY HERALD (W)
  THE GRIDLEY SHOPPING NEWS (S)
MOUNT SHASTA
  DUNSMUIR NEWS (W)
  MOUNT SHASTA HERALD (W)
  SUPERSAVER ADVERTISER (S)
  VOICE OF THE MOUNTAIN (T)
  WEED PRESS (W)
TAFT
  DAILY MIDWAY DRILLER (D)
  THE WESTSIDE SHOPPING NEWS (T)
YREKA
  SISKIYOU DAILY NEWS (D)
  SISKIYOU DAILY NEWS "EXTRA" (T)

IDAHO
BURLEY
  SOUTH IDAHO PRESS (D)
  SUNRISE SHOPPER (W)
  THE NEWS REVIEW (W)
HAILEY
  WOOD RIVER JOURNAL (W)
  YOUR HOME MAGAZINE (M)
  WOOD RIVER JOURNAL DINING (A)
  EXPOLORER (BI-A)
MINODOKA
  MINODOKA COUNTY NEWS (W)

ILLINOIS
BENTON
  BENTON EVENING NEWS (D)
  THE BENTON STANDARD (W)
CANTON
  DAILY LEDGER (D)
  SPOON RIVER ADVERTISER (S)
CARMI
  THE CARMI TIMES (D)
  THE WEEKLY TIMES (W)
  WHITE COUNTY SHOPPER NEWS (S)
CHESTER
  CHESTER HERALD TRIBUNE (W)
CHRISTOPHER
  CHRISTOPHER PROGRESS (W)
DUQUOIN
  THE ASHLEY NEWS (W)
  DUQUOIN EVENING CALL (D)
  PERRY COUNTY EXTRA (S)
DWIGHT
  DWIGHT STAR & HERALD (W)
  THE REGISTER (S)
  GARDNER CHRONICLE (W)
  COURIER PRESS (HERSCHER) (W)
ELMHURST - PRESS PUBLICATIONS
  ELMHURST PRESS (W)
  THE PRESS - OAK BROOK (W)
  THE PRESS - ADDISON (W)
  THE PRESS  - WOOD DALE (W)
  THE PRESS - BENSENVILLE (W)
  VILLA PARK ARGUS (W)
  THE PRESS  OAKBROOK TERRACE (W)
  LOMBARD SPECTATOR (W)
  LEMONT METROPOLITAN (W)
  BOLINGBROOK METROPOLITAN (W)
  DARIEN METROPOLITAN (W)
  ROMEOVILLE METROPOLITAN (W)
  WESTCHESTER NEWS (W)
  WEST COOK COUNTY PRESS (W)
  WEST COOK PRESS COUNTRYSIDE (W)
  PRESS - BLOOMINGDALE (W)
  PRESS - GLENDALE HEIGHTS (W)
  PRESS - ROSELLE (W)
  PRESS - ITASCA (W)
  PRESS - CAROL STREAM (W)
  PRESS - BARTLETT (W)
  PRESS - HANOVER PARK/STREAMWOOD (W)
  MARENGO PRESS (W)
  HUNTLEY/FARMSIDE PRESS (W)
  GLEN ELLYN PRESS (F)
  WHEATON PRESS (F)
  NAPERVILLE PRESS (F)
  ORLAND/TINLEY VILLAGER (F)
  BATAVIA WINDMILL (F)
  SUGAR GROVE HERALD (F)
  BLACKBERRY PRESS (F)
  NORTH AURORA HERALD (F)
  WEST COOK PRESS - LAGRANGE (F)
  STRICTLY CLASSIFIED (F)
FAIRBURY
  THE BLADE (W)
FLORA
  CCAP SPECIAL (T)
  DAILY ADVOCATE PRESS (D)
GALATIA
  MONEY STRETCHER (S)
GALESBURG
  PENNYSAVER PRESS (S)
HARRISBURG
  ELDORADO DAILY JOURNAL (D)
  HARRISBURG DAILY REGISTER (D)
HERRIN
  THE SPOKESMAN (W)
  THE SPOKESMAN SUNDAY (T)
MACOMB
  MACOMB JOURNAL (D)
  JOURNAL EXTRA (W)
MARION
  MARION DAILY REPUBLICAN (D)
  MARION DAILY EXTRA (T)
MONMOUTH
  DAILY REVIEW ATLAS (D)
  OQUAWKA CURRENT (W)
  PENNYSAVER (S)
MURPHYSBORO
  MURPHYSBORO AMERICAN (W)
  AMERICAN MONDAY (T)
NEWTON
  NEWTON PRESS-MENTOR (W)
NORRIS CITY
  NORRIS CITY BANNER (W)
OLNEY
  JASPER COUNTY NEWS EAGLE ADVANTAGE (T)
  THE OLNEY DAILY MAIL (D)
  THE WEEKLY MAIL (W)
PONTIAC
  DAILY LEADER (D)
  HOME TIMES (W)
  LIVINGSTON SHOPPING NEWS (S)
SHAWNEETOWN
  GALLATIN DEMOCRAT (W)
  RIDGWAY NEWS (W)
SPRINGFIELD
  SPRINGFIELD SHOPPER (S)
TEUTOPOLIS
  TEUTOPOLIS PRESS (W)
WEST FRANKFORT
  DAILY AMERICAN (D)
  TRADER (W)
  FRANKLIN PRESS (T)

IOWA
CHARLES CITY
  CHARLES CITY PRESS (D)
  THE EXTRA (T)
  SIX COUNTY SHOPPER (S)

KANSAS
ATCHISON
  THE ATCHISON DAILY GLOBE (D)
  ATCHISON AREA ADVERTISER (T)
AUGUSTA
  AUGUSTA DAILY GAZETTE (D)
  AUGUSTA ADVERTISER (T)
DERBY
  DAILY REPORTER (D)
  THE RECORD (W)
  THE WEEKLY SHOPPER (S)
  THE WICHITA JOURNAL (W)
EL DORADO
  THE EL DORADO TIMES (D)
  EL DORADO TIMES WEEKLY (T)
  SHOPPERS GUIDE (S)
KANSAS CITY
  KANSAS CITY KANSAN (D)
  KANSAS CITY KANSAS "SUNDAY" (W)
  WYNDOTT COUNTY SHOPPER (S)
LEAVENWORTH
  THE LEAVENWORTH TIMES (D)
  THE LEAVENWORTH TIMES SUNDAY (W)
  RIVER BEND JOURNAL (T)
  CHRONICLE SHOPPER (S)
MCPHERSON
  MCPHERSON SENTINEL (D)
  THE SENTINEL AD-VISER (T)
  MAC SHOPPER (S)
SHAWNEETOWN
  JOURNAL-HERALD (W)
WELLINGTON
  DAILY NEWS (D)

LOUISIANA
DERIDDER
  BEAUREGARD DAILY NEWS (D)

GONZALES
  ASCENSION CITIZEN (W)
  NICKEL ADS (S)
  THE STAR WATCH (T)
IOWA
  IOWA NEWS (W)
LEESVILLE
  LEESVILLE DAILY LEADER (D)
MOSS BLUFF
  MOSS BLUFF NEWS (W)
SULPHUR
  SOUTHWEST DAILY NEWS (D)
  GUARDIAN (S)
VINTON
  VINTON NEWS (W)
WESTLAKE
  WESTLAKE NEWS (W)

MICHIGAN
CHEBOYGAN
  CHEBOYGAN DAILY TRIBUNE (D)
  SHOPPERS FAIR (S)
IONIA
  SENTINEL-STANDARD (D)
  SENTINEL STANDARD TMC (T)
SAULT STE MARIE
  THE EVENING NEWS (D)
  TRI COUNTY BUYERS GUIDE (T)

MINNESOTA
CROOKSTON
  CROOKSTON DAILY TIMES (D)
  CROOKSTON VALLEY SHOPPER (S)
GRANITE FALLS
  GRANITE FALLS/CLARKSFIELD ADVOCATE-TRIBUNE (W)
MONTEVIDEO
  MONTEVIDEO AMERICAN NEWS (W)
  THE STAR ADVISOR (S)
REDWOOD FALLS
  REDWOOD FALLS GAZETTE (W)
  REDWOOD FALLS LIVEWIRE (S)
ST. JAMES
  ST. JAMES PLAIN DEALER (W)
  TOWN AND COUNTRY SHOPPER (S)
SLEEPY EYE
  SLEEPY EYE HERALD DISPATCH (W)
  THE SLEEPY EYE REMINDER (S)

MISSOURI
BOONVILLE
  BOONVILLE DAILY NEWS (D)
  THE RECORD (T)
BROOKFIELD
  DAILY NEWS BULLETIN (D)
CAMDENTON
  LAKE SUN LEADER (D)

CARTHAGE
  THE CARTHAGE PRESS (D)
  THE CARTHAGE PRESS SCOPE (T)
CHILLICOTHE
  C.T. EXTRA (S)
  CONSTITUTION TRIBUNE (D)
GREENFIELD
  LAKE STOCKTON SHOPPER (S)
  MILLER PRESS (W)
  THE VEDETTE (W)
KIRKSVILLE
  KIRKSVILLE CRIER (S)
  KIRKSVILLE DAILY EXPRESS & NEWS (D)
MACON
  CHRONICLE HERALD (D)
  MACON JOURNAL (T)
MARCELINE
  MARCELINE PRESS (W)
  SHO-ME SHOPPER (S)
MEXICO
  THE MEXICO LEDGER (D)
  THE MEXICO LEDGER TMC (T)
MONROE CITY
  MARK TWAIN REGIONAL NEWS (F)
  MONROE CITY NEWS (W)
NEOSHO
  NEOSHO DAILY NEWS (D)
  NEOSHO DAILY NEWS "ETC." (T)
  NEOSHO DAILY NEWS "SUNDAY" (W)
OSAGE BEACH
  VACATION NEWS (F)
ROLLA
  ROLLA DAILY NEWS (D)
  ROLLA DAILY NEWS "PLUS" (T)
ST. JAMES
  ADVERTISER (T)
  ST. JAMES LEADER JOURNAL (W)
WAYNESVILLE
  THE DAILY GUIDE (D)
  DAILY GUIDE EXTRA (T)
  FORT WOOD CONSTITUTION (F)

NEW YORK
BATH
  STEUBEN COURIER ADVOCATE (F)
CANISTEO
  HORNELL CANISTEO PENN-E-SAVER (S)
DANSVILLE
  GENESEE COUNTY EXPRESS (W)
  GENESEEWAY SHOPPER (S)
FT. PLAIN
  MOHAWK VALLEY PENNYSAVER (S)
HERKIMER
  THE EVENING TELEGRAM (D)
  IMAGES (F)
HORNELL
  EVENING TRIBUNE (D)
  THE SPECTATOR (SUNDAY) (W)
  THE TRIBUNE EXTRA (T)

HORSEHEADS
  THE SHOPPER (S)
LIBERTY
  CATSKILL SHOPPER (S)
LITTLE FALLS
  THE EVENING TIMES (D)
  TIMES-SAVER (T)
PAINTED POST
  CORNING-ELMIRA PENNYSAVER (S)
PENN YAN
  CHRONICLE AD-VISER (S)
  THE CHRONICLE-EXPRESS (W)
SAUGERTIES
  MOUNTAIN PENNYSAVER (F)
  SAUGERTIES PENNYSAVER(S)
  SAUGERTIES POST STAR (W)
SYRACUSE
  THE BUSINESS RECORD (W)

WELLSVILLE
  ALLEGANY CO. PENNYSAVER (S)
  WELLSVILLE DAILY REPORTER (D)
  WELLSVILLE DAILY TMC (T)

NORTH DAKOTA
DEVILS LAKE
  DEVILS LAKE DAILY JOURNAL (D)
  THE COUNTY PEDDLER (W)

PENNSYLVANIA
CARBONDALE
  THE CARBONDALE NEWS (W)
CORRY
  CORRY JOURNAL (D)
  CORRY JOURNAL TMC (T)
HONESDALE
  THE INDEPENDENT EXTRA (T)
  THE WAYNE INDEPENDENT (D)
KANE
  KANE REPUBLICAN (D)
MILTON
  LEWISBURG DAILY JOURNAL (D)
  MILTON DAILY STANDARD (D)
  THE STANDARD-JOURNAL (T)
MOSCOW/HAMLIN
  THE VILLAGER (W)
PUNXSUTAWNEY
  COUNTRY NEIGHBORS (F)
  THE PUNXSUTAWNEY SPIRIT (D)
  THE (PUNXSUTAWNEY) SPIRIT TMC (T)
RIDGWAY
  THE RIDGWAY RECORD (D)
  SHOP-RIGHT (S)
SAINT MARY'S
  THE DAILY PRESS (D)
  THE DAILY PRESS TMC (T)
SAYRE
  THE EVENING TIMES (D)
  THE TIMES EXTRA (T)
TITUSVILLE
  TITUSVILLE HERALD (D)
  TITUSVILLE HERALD TMC (T)
WARREN
  WARREN COUNTY GUIDE (F)
WAYNESBORO
  THE RECORD HERALD (D)
  RECORD HERALD SHOPPERS EXPRESS (S)

WEST VIRGINIA
KEYSER
  MINERAL DAILY NEWS TRIBUNE (D)
  NEWS TRIBUNE & MOUNTAIN ECHO (W)
  TODAY'S SHOPPER (S)

ITEM 3. LEGAL PROCEEDINGS.

The Company is involved in a number of legal proceedings which have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no public market for the Company's Common Stock. All of the Company's issued and outstanding capital stock is owned by LGP. The Company has no outstanding capital stock other than common stock, nor are there any outstanding options, warrants, or other rights to purchase the Company's capital stock.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected historical financial data of the Company. The selected historical financial data as of and for the years ended December 31, 1995, 1996, 1997 and 1998, are derived from the historical financial statements of the Company. The selected historical financial data for the year ended December 31, 1994 has been derived from the unaudited financial statements of the Company and include, in the opinion of the Company, all adjustments necessary to present fairly the data for such periods. The data presented below should be read in conjunction with the financial statements, including the notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                            Year Ended December 31,
                                                            -----------------------
                                             1994       1995       1996       1997         1998
                                             ----       ----       ----       ----         ----
                                                            (dollars in thousands)
STATEMENT OF OPERATIONS DATA:                             (Predecessor)                 (Successor)
Revenues:
  Advertising . . . . . . . . . . . . . . .  $56,770    $60,255    $67,756    $69,602      81,554
  Circulation . . . . . . . . . . . . . . .   17,766     19,058     21,064     21,451      22,844
  Job printing and other. . . . . . . . . .    7,328      8,054      8,722      7,666       8,133
                                             -------    -------    -------    -------    --------
Total Revenues. . . . . . . . . . . . . . .   81,864     87,367     97,542     98,719     112,531
Operating Costs . . . . . . . . . . . . . .   33,707     36,429     39,660     39,309      45,976

Selling, general and  administrative. . . .   25,428     27,482     29,919     29,171      32,329
                                             -------    -------    -------    -------    --------
Newspaper EBITDA. . . . . . . . . . . . . .   22,729     23,456     27,963     30,240      34,226
Corporate Expenses. . . . . . . . . . . . .                                                 3,736
Non Cash Compensation . . . . . . . . . . .                                                   238
                                             -------    -------    -------    -------    --------
EBITDA. . . . . . . . . . . . . . . . . . .   22,729     23,456     27,963     30,240      30,252
Depreciation and amortization . . . . . . .    7,722      7,290      7,854      7,470      11,917
                                             -------    -------    -------    -------    --------
Income from operations. . . . . . . . . . .   15,007     16,166     20,109     22,769      18,335
Interest expense. . . . . . . . . . . . . .   10,991     11,195     10,968     10,551      19,300
                                             -------    -------    -------    -------    --------
Income before income taxes. . . . . . . . .    4,016      4,971      9,141     12,218        (965)
Income taxes. . . . . . . . . . . . . . . .    1,687      2,338      4,006      5,271          --
                                             -------    -------    -------    -------    --------
  Net Income (Loss) . . . . . . . . . . . .   $2,329     $2,633     $5,135     $6,947        (965)
                                             =======    =======    =======    =======    ========

Newspaper EBITDA includes income from operations adjusted to exclude depreciation and amortization expense, Corporate expenses, and non-cash compensation.

                                                                    AS OF DECEMBER 31,
                                                                    ------------------
                                                 1994         1995         1996        1997         1998
                                                 ----         ----         ----        ----         ----
                                                                   (DOLLARS IN THOUSANDS)
                                                                 (Predecessor)                   (Successor)
BALANCE SHEET DATA:
Cash and cash equivalents                       $  1,746    $  1,929     $  1,768     $ $1,452     $ $1,025
Total assets                                     111,256     120,170      112,974      109,700      406,401
Total debt                                            --          --           --           --      227,834
Stockholders' equity (deficit)                    98,636     106,945      102,980       99,139      147,696

OTHER DATA:
Ratio of earnings to fixed charges(1)               1.4x         1.4x        1.8x          2.2x        1.0x

                        NOTES TO SELECTED FINANCIAL DATA

(1) For purposes of computing the ratio of earnings to fixed charges, "earnings" consist of income before income taxes plus fixed charges. "Fixed charges" consist of interest on all indebtedness and amortization of deferred financing costs. The ratio of earnings to fixed charges is helpful to investors as it provides a measure, generally calculated consistently by all companies, of a company's ability to meet its debt service requirements. For the year ended December 31, 1997 earnings were sufficient to cover fixed charges by $12.2 million and for the year ended December 31, 1998 earnings were insufficient to cover fixed charges by $1.0 million.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the historical financial statements of the Company, including the notes thereto. The historical financial data of the Company for the period before January 1, 1998 refers to the operations of the Company when it was owned by American Publishing Company ("APC"), a wholly owned subsidiary of Hollinger International, Inc. Effective January 1, 1998 the Company purchased substantially all of the assets and assumed certain liabilities that were used in the business of publishing and distributing certain local newspapers ("the Initial Acquisition"). The discussion and analysis below includes certain forward-looking statements (as such terms are defined in Section 21E of the Securities Exchange Act of 1934) pertaining to, among other things, competition in its markets, availability of adequate acquisition opportunities, price and availability of newsprint, significant use of leverage, general economic conditions, and environmental matters. These statements are based on the beliefs, assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects in 1999, and beyond could differ materially from those expressed in, or implied by, such forward-looking statements. See "Disclosure Regarding Forward-Looking Statements" on page 3 for a discussion of features that could cause or contribute to such material differences.

OVERVIEW

         The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company's revenues are derived from advertising (73% of 1998 total revenues), circulation (20%) and job printing and other (7%).

         The Company's primary costs and expenses are comprised of operating costs and selling, general and administrative expenses. Salaries and employee benefits are the Company's largest operating costs. The Company has been able to control salaries and employee benefit expenses by realizing efficiencies from the implementation of new technologies and the achievement of synergies from its strategy of geographically clustering its newspaper operations.

         Liberty Group Publishing, Inc. ("LGP") was formed for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International Inc.("Hollinger"). LGP is a holding company for its wholly-owned subsidiary Liberty Group Operating, Inc ("Operating Company"). The consolidated financial statements include the accounts of Operating Company and its consolidated subsidiaries (the "Company").

         On January 27, 1998, the Company's parent acquired from Hollinger virtually all of the assets and assumed certain liabilities that were used primarily in the business of publishing, marketing and distributing certain local newspapers (the "Initial Acquisition"). The initial purchase price including fees and expenses was $322.4 million. The effective date of the Initial Acquisition was January 1, 1998.

         In the accompanying financial statements the terms "Liberty Group Operating" or the "Company" when used with respect to periods prior to January 1, 1998 refer to the combined group of newspapers sold by APC and when used with respect to periods subsequent to January 1, 1998 refers to Liberty Group Operating, Inc. and its consolidated subsidiaries. The combined historical financial information of the newspapers acquired from APC prior to the Initial Acquisition on January 1, 1998 is referred to as "Predecessor" while the consolidated financial information of the Company subsequent to the date of the Initial Acquisition is referred to as "Successor."

         The Company has accounted for the Initial Acquisition using the purchase method of accounting. Accordingly, the costs of the Initial Acquisition have been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations. The costs of certain intangible assets acquired of $296.5 million are being amortized over periods ranging from 5 to 40 years. Because of the purchase price allocation, the accompanying financial statements of Successor are not directly comparable to those of Predecessor.

         Certain administrative services, including accounting, payroll, administration, tax services and financial reporting, were historically performed for the Company by APC. The Company was charged directly by APC for certain of such services and also paid a management fee to APC that was based upon a percentage of total revenues. At the end of January 1998, the management fee to APC was replaced by a Transitional Services Agreement that allows for certain administrative services to be provided by APC at cost until the Company can establish capabilities to provide its administrative services in-house. The Company provides all of its administration in-house as of April 1, 1999 and has terminated the Transitional Services Agreement effective March 31, 1999.

         Prior to the Initial Acquisition, the Company operated as a business unit of APC and as such did not file separate tax returns. The income tax provision included in the Predecessor's financial statements was computed as if the Predecessor were a separate company. Subsequent to the Initial Acquisition, the Company has been and anticipates that it will be, for the foreseeable future, in a tax loss position. Given the uncertainty as to the timing of the Company's ability to utilize such losses to offset future taxable income, the Company does not presently anticipate recording any tax benefit associated with its pre-tax losses. In addition to the Initial Acquisition, due to the acquisition of the Company's assets from APC, the Company's asset values and capital structure are materially different than those set forth in the Predecessor's financial statements for periods preceding the Initial Acquisition and, accordingly, historical interest expense is not indicative of the interest expense that the Company incurs as a separate company.

         The results of operations and cash flows of the Predecessor have been consolidated with those of the Company from January 1, 1998, the effective date upon which the Company and APC agreed as to the change of control of the newspapers to the Company.

      In addition to the Initial Acquisition, during 1998, the Company acquired 91 publications in 18 transactions for a total acquisition cost of $61.8 million.

RESULTS OF OPERATIONS

         The following table summarizes the Company's historical results of operations as a percentage of total revenues for the years ended December 31, 1996, 1997 and 1998.


                                                                                               Year to Year
                                                      Year ended December 31,                Percentage Change
                                                  1996         1997          1998          1997             1998
                                                                                            to               to
                                                     Predecessor           Successor       1996             1997
                                                                                           ----             ----
Revenues:
Advertising                                        69%        70%           73%              3%              17%
Circulation                                        22                       20              (2)               6
                                                              22
Job printing and other                              9          8             7             (12)               6


Total revenues                                    100        100           100               1               14
Operating costs                                    41         40            41              (1)              17
Selling, general and administrative                30         29            32              (3)              24
Depreciation and amortization                       8          8            11              (5)              60
                                               ------      -----         -----             ----           -----
Income from operations                             21         23            16              13               19
Interest expense                                   11         11            17              (4)              83
                                               ------      -----         -----            ----            -----
Income before income taxes                          9         12            (1)             34             (108)
Income taxes                                        4          5             -              32             (100)
                                               ------      -----         -----            ----            -----
Net income (loss)                                   5          7            (1)             35             (114)
EBITDA                                             29%        31%           27%              8%              (0)%


EBITDA includes income from operations adjusted to exclude depreciation and amortization expense.


  YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Total revenues for the year ended December 31, 1998 increased by $13.8 million, or 14%, to $112.5 million. The increase in revenue was primarily due to acquisitions with same store increases in advertising revenue offset by declines in printing revenue. The increase in total revenues for the year ended December 31, 1998 was comprised of a $11.9 million or 17% increase in advertising revenue and a $1.4 million or 6% increase in circulation revenue, and a $0.5 million or 6% increase in job printing and other revenue.

Operating costs for the year ended December 31, 1998 were $46.0 million or 41% of revenue which was an increase of $6.7 million over the year ended December 31, 1997 when operating costs were $39.3 million or 40% of revenue. This increase was primarily driven by higher newsprint prices, and the increase in the minimum wage that went into effect in September of 1997.

Selling, general and administrative expenses for the year ended December 31, 1998 increased by $7.1 million, to $36.3 million or 32% of revenues from $29.2 million for the year ended December 31, 1997 when expenses were 29% of revenues. The increase in selling, general and administrative expenses as a percentage of revenue for the year ended December 31, 1998 was primarily due to increases in management costs associated with becoming an independent company including management fees paid to the controlling stockholder, and by the increase in the minimum wage that went into effect in September of 1997.

Depreciation and amortization expense for the year ended December 31, 1998 increased by $4.4 million, to $11.9 million from $7.5 million for the year ended December 31, 1997, as a result of the write-up in basis of assets acquired in the Initial Acquisition as well as subsequent acquisitions.

Income from operations for the year decreased by $4.5 million from $22.8 million or 23% of revenues to $18.3 million or 16% of revenues primarily due to higher depreciation and amortization charges as a result of the write-up in basis of assets acquired in the Initial Acquisition as well as subsequent acquisitions.

EBITDA for the year ended December 31, 1998 increased by $0.1 million, to $30.3 million from $30.2 million for the year ended December 31, 1997. The decrease in EBITDA as a percentage of revenue during the year ended December 31, 1998 was due to higher administrative expenses, increased newsprint costs, and the effect of the increase in the minimum wage in September of 1997.

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

For the year ended December 31, 1998, the Company incurred a net loss of $1.0 million which is not directly comparable to the prior year due primarily to higher depreciation and amortization expenses, increased interest expense, and higher administrative expenses associated the Initial Acquisition and subsequent acquisitions.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Total Revenues. Total revenues for the year ended December 31, 1997 increased by $1.2 million, or 1%, to $98.7 million from $97.5 million for the year ended December 31, 1996. The increase in total revenues was comprised of a $1.9 million increase in advertising revenue and a $0.4 million increase in circulation revenue offset by a $1.1 million decrease in job printing and other revenue. During the year ended December 31, 1997, the Company acquired publications in two markets. The publications acquired during the year ended December 31, 1997 contributed $0.8 million to total revenues for such period. The increase in advertising revenue during the year ended December 31, 1997 was primarily due to general continued strength in demand for advertising in the Company's markets. The increase in circulation revenue during the year ended December 31, 1997 was primarily due to increases in the cover prices of selected newspaper publications. The decrease in job printing and other revenue during the year ended December 31, 1997 was primarily due to the Company pursuing fewer opportunities for commercial printing than in the prior year.

         Operating Costs. Operating costs for the year ended December 31, 1997 decreased by $0.4 million, or 1%, to $39.3 million from $39.7 million for the year ended December 31, 1996. Operating costs decreased as a percentage of total revenues to 40% for the year ended December 31, 1997 from 41% for the year ended December 31, 1996. Approximately $1.3 million of the decrease in operating costs as a percentage of total revenues during the year ended December 31, 1997 was due to declines in newsprint prices and approximately $0.7 million of the decrease was due to the continued successful implementation of cost controls at the Company's publications.

         Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 1997 decreased by $0.7 million, or 3%, to $29.2 million from $29.9 million for the year ended December 31, 1996. Selling, general and administrative expenses decreased as a percentage of total revenues to 29% for the year ended December 31, 1997 from 30% for the year ended December 31, 1996. The decrease in selling, general and administrative expenses during the year ended December 31, 1997 was primarily due to the continued implementation of cost controls at the company's publications.

         Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 1997 decreased by $0.4 million, or 4%, to $7.5 million from $7.9 million for the year ended December 31, 1996. As a percentage of revenues, depreciation and amortization was 8% in 1997 and 1996.

         Income from Operations. Income from operations for the year ended December 31, 1997 increased by $2.7 million, or 13%, to $22.8 million from $20.1 million for the year ended December 31, 1996. Income from operations as a percentage of total revenues increased to 23% for the year ended December 31, 1997 from 21% for the year ended December 31, 1996. The increase in income from operations was primarily due to higher total revenues and lower operating costs described above.

         EBITDA. EBITDA for the year ended December 31, 1997 increased by $2.3 million, or 8%, to $30.2 million from $28.0 million for the year ended December 31, 1996. EBITDA margin increased to 30.6% for the year ended December 31, 1997 from 28.7% for the year ended December 31, 1996. The increase in EBITDA and EBITDA margin during the year ended December 31, 1997 was primarily due to higher total revenues and lower operating costs described above.

 LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows From Operating Activities. Net cash provided by operating activities for the year ended December 31, 1998 increased by $7.3 million to $21.9 million compared with $14.6 million for the year ended December 31, 1997. The increase in net working capital is due to increases in accounts receivable and inventory offset by increases in accounts payable and accrued charges.

         Cash Flows From Investing Activities. Net cash used in investing activities for the year ended December 31, 1998 reflects the Initial Acquisition of substantially all of the assets and liabilities of 166 newspapers, plus associated fees and expenses totaling $322.4 million. The Company acquired an additional 91 publications during 1998 for $61.8 million. As a result, cash flow from investing activities is not comparable to the prior period. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures, but will continue to pursue its strategy of opportunistically purchasing local newspapers in contiguous markets and clusters of local newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth.

         Cash Flows From Financing Activities. Net cash flows from financing activities for the year ended December 31, 1998 reflect the initial capitalization of the Company through the issuance of Common Stock and Senior Subordinated Notes, net of associated fees, and is not directly comparable to the prior year. The Company is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future

         Liquidity. The Company's principal sources of funds will be cash provided by operating activities and borrowings under its Revolving Credit Facility. The Company believes that such funds will provide the Company with sufficient liquidity and capital resources to meet its current and financial obligations for the foreseeable future. See Note 7 to the Consolidated Financial Statements for a summary of the terms of the Revolving Credit Facility. The Company's parent is dependent upon the cash flows of the Company to fund the repayment of its borrowings and the redemption requirements under its respective preferred stock agreements.

         The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Total interest expense for the year ended December 31, 1998 was $19.3 million and amortization of debt issuance costs of $1.0 million. The degree to which the Company is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 1998, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of it competitors, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic condition or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

YEAR 2000

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

         The Company has evaluated its internal software and computer systems. Costs associated with addressing the risk of operational disruption from internal software system failures relating to Year 2000 issues amounted to approximately $0.5 million in 1998 and are estimated to approximate $0.2 million in 1999.

         Management believes that the Company's systems will be substantially Year 2000 ready prior to the commencement of the year 2000. The Company does not have a material business risk from such Year 2000 issues provided the Company's suppliers, vendors, service providers and customers, over which the Company has no control, successfully address their own Year 2000 issues. The Company will attempt to assess and monitor its suppliers, vendors, service providers and customers Year 2000 remediation efforts.


RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         The Company implemented Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" as of January 1, 1998. This Statement establishes standards for the way public businesses report information about operating segments in annual financial statements and in interim financial reports. The commonality of products and operating characteristics, combined with the lack of distinction by customer, have resulted in management's determination that no reportable segments exist. Geographic disclosures are not appropriate as the Company's operations are contained solely within the U.S.

         During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", both of which will be effective for the Company's 1999 financial statements. The Company is currently assessing the impacts of these new statements but does not expect any material effect on its consolidated financial position, liquidity, or results of operations.

QUARTERLY COMPARISONS

         Newspaper companies tend to follow a distinct and recurring seasonal pattern, with high advertising revenues in months containing significant events or holidays. Accordingly, due to generally poor weather and a lack of holidays, the Company's first fiscal quarter is the Company's weakest revenue quarter of the year.

The following tables set forth an unaudited summary of quarterly financial data. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, reflects all adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                    First             Second            Third            Fourth
                                                   Quarter           Quarter           Quarter          Quarter
                                                   -------           -------           -------          -------
                                                                             (in thousands)
                                                                               (unaudited)
1997: Predecessor
Total revenues                                 $  22,480         $  25,397         $  25,382         $  25,460
Income from operations                             4,649             6,395             5,964             5,761
Net Income                                         1,143             2,137             1,867             1,800

1998: Successor
Total revenues                                 $  22,986         $  26,543         $  29,040         $  33,962
Income from operations                             3,107             4,871             4,915             5,442
Net income (loss)                                 (1,068)               64                48                (9)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a $125.0 million Revolving Credit Facility that matures in January of 2003. Borrowings under the Revolving Credit Facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined in the Credit Agreement) or the Eurodollar Rate (as defined in the Credit Agreement) plus a margin that varies based upon a ratio set forth in the Credit Agreement. As a result the Company's interest expense will be affected by changes in the Base Rate or in the Eurodollar Rate. At December 31, 1998, the Company had borrowed $46 million under this Revolving Credit Facility.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information in response to this item is included in the financial statements and notes thereto, and related Independent Auditors' Report, appearing on pages F-1 to F-14 of this Form 10-K, and in Item 7 of this Form 10-K under the heading "Quarterly Comparisons."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 10. DIRECTORS AND OFFICERS OF REGISTRANT

         The following table sets forth the name, age and position of individuals who serve as directors of the Company and executive officers of the Company. Each director of the Company will hold office until the next annual meeting of the stockholders or until his successor has been elected. Qualified officers of the Company are elected by their respective Boards of Directors and serve at the discretion of such Boards.

         NAME                              AGE                        POSITION
         ----                              ---                        --------

Kenneth L. Serota                           37         President and Chief Executive Officer and
                                                       Director
Kenneth W. Cope                             63         Executive Vice President and Director
Scott T. Champion                           37         Executive Vice President
Kevin O'Shea                                39         Senior Vice President and Chief Financial
                                                       Officer
Gene A. Hall                                47         Senior Vice President
Joseph C. Piccirillo                        63         Senior Vice President
Leonard I. Green                            65         Chairman of the Board of Directors
Gregory J. Annick                           35         Director
John G. Danhakl                             43         Director
Peter J. Nolan                              40         Director


        Kenneth L. Serota is President and Chief Executive Officer. Mr. Serota is also a director of LGP. He served as Vice President--Law & Finance and Secretary of Hollinger from May 1995 to December 1997 and as a director of APC from 1996 to 1997. Prior thereto, Mr. Serota served as Senior Vice President of a privately held frozen food manufacturer from June 1992 through March 1995. Previously, Mr. Serota served as an attorney and a certified public accountant in private practice. Mr. Serota has significant experience negotiating and closing acquisitions of newspaper publications and primarily focuses his efforts on executing the Company's acquisition program and overseeing all administrative functions of LGP.

         Kenneth W. Cope is Executive Vice President and has primary responsibility for newspaper publications in the western region of the United States. Mr. Cope is also a director of LGP. He served as Deputy Chairman of APC from August 1996 to January 1998. Prior thereto, he served as Executive Vice President and a member of APC's Board of Directors from 1989 to 1996. Mr. Cope had been employed at APC since 1987 and had completed more than 50 acquisitions of local publications during his tenure at APC. Prior to his employment at APC, Mr. Cope was an owner of the Neosho Daily News in Neosho, Missouri, which is a publication acquired by the Company in the Initial Acquisition. Mr. Cope has more than 38 years' experience in the newspaper industry. Mr. Cope is also a director of Community Bank & Trust.

         Scott T. Champion is Executive Vice President - Operations and has primary responsibility for all community newspaper publications. He served as a Senior Vice President of the Company for 1998. Prior thereto, he served as a Senior Vice President, Regional Manager, and District Manager of APC and had been employed at APC since 1988. Prior to his employment at APC, Mr. Champion served as the publisher of a group of privately owned newspaper publications. Mr. Champion currently serves as the publisher of the Daily Review Atlas and Pennysaver in Monmouth, Illinois, which publications were acquired by the Company in the Initial Acquisition, and has served in such position since 1984. Mr. Champion has more than 18 years' experience in the newspaper industry.

         Kevin O'Shea is Senior Vice President and the Chief Financial Officer. Mr. O'Shea served as Vice President and Corporate Treasurer of Bell & Howell Company from February 1996 to March 1998. From 1989 to 1996, Mr. O'Shea served as Vice President and Corporate Treasurer of Spencer Stuart, a global consulting firm. Prior thereto, Mr. O'Shea served as Vice President and treasurer/group controller for The Pritzker Organization, a large and diversified family holding company.

         Gene A. Hall is Senior Vice President and has primary responsibility for newspaper publications in the midwestern region of the United States. He served as a Senior Vice President of APC from 1992 to 1998. Prior thereto, he served as a regional manager of APC and had been employed at APC since 1988. Prior to his employment at APC, Mr. Hall was the owner and publisher of the Charles City Press, Six County Shopper and The Extra in Charles City, Iowa. Mr. Hall currently serves as the publisher of the Charles City Press, Six County Shopper and The Extra, which publications were acquired by the Company in the Initial Acquisition, and has served in such positions since 1986. Mr. Hall has more than 28 years' experience in the newspaper industry. Mr. Hall is also a director of First Security Bank & Trust.

         Joseph C. Piccirillo is Senior Vice President and has primary responsibility for newspaper publications in the eastern region of the United States. He served as a Senior Vice President of APC from 1994 to 1998. Prior thereto, he served as a regional manager of APC and had been employed at APC since 1987. Prior to his employment at APC, Mr. Piccirillo served as regional manager for the Bradford, Pennsylvania newspaper group that formed the core group of APC. Mr. Piccirillo currently serves as the publisher of The Ridgway Record and Shop-Right in Ridgway, Pennsylvania, which publications were acquired by the Company in the Initial Acquisition, and has served in such position since 1971. Mr. Piccirillo has more than 40 years' experience in the newspaper industry.

Leonard I. Green is the Chairman of the Board of Directors of LGP. He has been an executive officer and an equity owner of Leonard Green & Partners, L.P., a merchant banking firm that manages GEI, since the formation of Leonard Green & Partners, L.P. and GEI in 1994 by the principals of Leonard Green & Associates, L.P. ("LGA"). Mr. Green has also been, individually or through a corporation, a partner in LGA, a merchant banking firm, since its inception in 1989. Prior to forming LGA, Mr. Green had been a partner of Gibbons, Green, van Amerongen for more than five years. Mr. Green is also a director of Rite Aid Corporation, Carr-Gottstein Foods Co., Communications & Power Industries, Inc. and Hechinger Company.

Gregory J. Annick is a director of LGP. He has been an executive officer and an equity owner, through a trust, of Leonard Green & Partners, L.P., a merchant banking firm that manages GEI, since the formation of LGP and GEI in 1994 by the principals of LGA. He joined LGA as an associate in 1989, became a principal in 1993, and through a corporation became a partner of LGA in 1994. From 1988 to 1989, Mr. Annick was an associate with the merchant banking firm of Gibbons, Green, van Amerongen. Before that time, Mr. Annick was a financial analyst in mergers and acquisitions with Goldman, Sachs & Co. Mr. Annick is also a director of Carr-Gottstein Foods Co., Communications & Power Industries, Inc., Leslie's Poolmart, Inc. and Hechinger Company.

John G. Danhakl is a director of LGP. He has been an executive officer and an equity owner of Leonard Green & Partners, L.P., a merchant banking firm that manages GEI, since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated ("Drexel"). Mr. Danhakl is also a director of Big 5 Corp., Communications & Power Industries, Inc., Leslie's Poolmart, Inc., Hechinger Company, Twinlab Corporation and The Arden Group, Inc.

Peter J. Nolan is a director of LGP. He has been an executive officer and an equity owner of Leonard Green & Partners, L.P., a merchant banking firm that manages GEI, since April 1997. Mr. Nolan had previously been a Managing Director of DLJ and Co-Head of DLJ's Los Angeles Investment Banking Division and had been with DLJ since 1990. Prior to joining DLJ, Mr. Nolan was a First Vice President at Drexel. Mr. Nolan is also a director of Wavetek Corporation.


Item 11. Executive Compensation.

                            Salary      Bonus      Other         Total
                            --------------------------------------------
Kenneth L. Serota          $338,242   $150,000    $380,175(1)   $868,417
President and CEO

Kenneth W. Cope
Executive V.P.              184,615     30,000      23,959       238,574

Kevin O'Shea
Sr. V.P. - CFO              116,923     75,000       5,106       197,029

Scott Champion
Executive V.P.               58,344     94,455      26,680       179,479

Gene Hall
Senior V.P.                  45,538     83,751      30,386       159,672

(1) Mr. Serota's other compensation consists of a transfer of 1,600 common shares from the controlling stockholder valued at $160,000, plus the related tax gross-up of $132,237, upon the commencement of his employment, plus $77,169 in loan forgiveness pursuant to his employment agreement, plus a $5,000 contribution to a deferred compensation plan and a car allowance of $5,769.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                             % Owned           No. of Shares
                                             -------           -------------
Common Stock:

Liberty Group Publishing, Inc.                 100%               100
3000 Dundee Road, Suite 203
Northbrook, Illinois  60062

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT AGREEMENT

         LGP and Kenneth Serota have entered into an employment agreement, dated as of November 21, 1997 (the "Employment Agreement"), whereby Mr. Serota has agreed to serve as President and Chief Executive Officer of the Company for a period of three years commencing January 1, 1998 and for additional successive one-year periods thereafter, unless either party gives timely notice to the other that the employment term shall not be so extended. The Employment Agreement provides for a base salary of $350,000, $375,000 and $400,000 for the years 1998, 1999 and 2000, respectively, and those benefits generally available to the employees of the Company, including life insurance, health insurance, deferred compensation and profit sharing. In addition to receiving a base salary, Mr. Serota is eligible to receive a bonus based on the attainment of applicable performance standards agreeable to the Company and Mr. Serota, including standards based on annual revenue growth, EBITDA growth, completion of reasonably acceptable acquisitions and growth of acquired properties. The Employment Agreement also provides, subject to certain exceptions, that upon a termination of Mr. Serota's employment during the term thereof (other than for "cause" as defined therein or voluntary resignation), the Company is generally obligated to pay Mr. Serota the greater of one year's salary or an amount equal to his base salary for the remaining term under the

Employment Agreement plus, in either case, a portion of his bonus for the year of termination. The Company has also loaned to Mr. Serota $250,000 pursuant to an Unsecured Promissory Note dated January 27, 1998. The amount of the loan will be forgiven by the Company pro rata on a daily basis during the initial three-year term of the Employment Agreement and shall be forgiven in its entirety if Mr. Serota is terminated by the Company without cause, if Mr. Serota terminates his employment for good reason (as defined therein), death or disability, or upon the consummation of an initial public offering of securities of the Company.

         On January 27, 1998, in satisfaction of the Company's obligations under the terms of the Employment Agreement, GEI transferred to Mr. Serota 2% of the fully-diluted equity of LGP and, in addition, Mr. Serota purchased from GEI an additional 2% of the fully-diluted equity of LGP for the price and on the terms and conditions such equity was purchased by GEI. The Company loaned to Mr. Serota 50% of the purchase price of such shares pursuant to a Secured Recourse Promissory Note dated January 27, 1998. Such loan bears interest at a rate equal to the applicable federal rate for loans of the same maturity as of the date of the loan. The outstanding principal amount of the loan, together with all interest accrued thereon, will be due and payable in full upon the earlier of (i) a change in control (as defined in the Employment Agreement) or
(ii) January 1, 2001. The Employment Agreement provides certain "call" rights to the Company, which are generally exercisable upon Mr. Serota's termination of employment with the Company's Parent.

MANAGEMENT SHARES

         On January 27, 1998, GEI transferred an aggregate of 3,200 shares of Common Stock of LGP ("Management Shares") to the Chief Executive Officer of the Company, Mr. Serota, pursuant to a management stockholders agreement (the "Management Stockholders Agreement"). The Management Stockholders Agreement contains a "call" option exercisable by LGP upon termination of Mr. Serota's employment with LGP or Liberty Group Operating, a right of first refusal in favor of Mr. Serota, certain "piggyback" registration rights, "tag-along" sale rights and "drag-along" sale obligations consistent with the terms of the Employment Agreement. In addition, LGP or GEI may sell shares of LGP Common Stock to other current or prospective officers and employees of Liberty Group Operating (together with the Senior Management Investors, the "Management Investors"). As of the date hereof, a total of 4,800 Management Shares have been transferred to employees other than Mr. Serota at a price of $100 per share, for total consideration of $480,000.

         Shares of LGP Common Stock were sold to Management Investors pursuant to Management Subscription and Stockholders Agreements among LGP, GEI and the respective Management Investor (each such agreement, a "Management Share Agreement"). Pursuant to the Management Share Agreements, transfers of the Management Shares (other than transfers to certain related transferees) are subject to various restrictions, including a right of first refusal in favor of LGP. Each Management Share Agreement also contains a "call" option exercisable by LGP upon termination of the Management Investor's employment with LGP, Liberty Group Operating and their subsidiaries. The Management Share Agreements also contain certain "piggyback" registration rights, "tag-along" sale rights and "drag-along" sale obligations. These rights and obligations lapse upon the occurrence of certain events. Each Management Share Agreement contains a noncompetition provision which prohibits a Management Investor from competing, directly or indirectly, with the Company's publications located within certain designated communities for a period of three years from the termination date of such Management Investor's employment with the Company or its subsidiaries.

COMPENSATION OF DIRECTORS

         Individuals who are officers of Liberty Group Operating and LGP, as well as Messrs. Green, Annick, Danhakl and Nolan, do not receive any compensation directly for their service on LGP's and Liberty Group Operating's Boards of Directors. Liberty Group Operating has agreed, however, to pay LGP certain fees for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. See "Certain Relationships and Related Transactions -- Management Fees".


MANAGEMENT FEES

         Upon the consummation of the Initial Acquisition, Leonard Green & Partners L.P. received a fee of $6.8 million for its services in arranging and structuring the Initial Acquisition. Leonard Green & Partners L.P. is an affiliate of Green Equity Investors II, L.P., an investment partnership which owns approximately 90% of LGP Common Stock and all outstanding shares of LGP Junior Preferred Stock. LGP, in turn, owns 100% of the outstanding common stock of Liberty Group Operating.

          In connection with the Initial Acquisition, Liberty Group Operating entered into a Management Agreement with Leonard Green & Partners L.P. pursuant to which Liberty Group Operating agreed to pay Leonard Green & Partners L.P. an annual management fee of $1.0 million. Such fee is payable in equal monthly installments, but is subordinated in right of payment to the Senior Discount Debentures of the Company's parent and the Senior Subordinated Notes. See "Directors and Officers of Registrant." "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management."

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

(a) 1.            Financial Statements, Financial Statement Schedules and
                  Exhibits.

                  Independent Auditors' Report.

                  Consolidated Balance Sheets as of December 31, 1997 and 1998.

                  Consolidated Statements of Operations for the years ended December 31, 1996, 1997, and 1998.

                  Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1997, and 1998.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997, and 1998.

                  Notes to Consolidated Financial Statements.

2. The following financial statement schedule of the Company and the related report of independent auditors are intended as pages S-1 and S-2 of this Form 10-K: Report of Independent Auditors Schedule II - Valuation and Qualifying Accounts.
                  All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3. The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below.

                                  EXHIBIT INDEX

Exhibit
Number          Exhibit                                                                 Location

1.1             Purchase Agreement, dated January 15, 1998, among Liberty Group         Incorporated by reference to
                Publishing, Inc., Donaldson, Lufkin & Jenrette Securities               exhibits included on the Company's
                Corporation, Citicorp Securities, Inc., BT Alex. Brown and Chase        Registration Statement on Form S-4
                Securities, Inc.                                                        (Registration No.: 333-46957)

1.2             Purchase Agreement, dated January 20, 1998, between Liberty Group       Incorporated by reference to
                Publishing, Inc. and Donaldson, Lufkin & Jenrette Securities            exhibits included on the Company's
                Corporation.                                                            Registration Statement on Form S-4
                                                                                        (Registration No.: 333-46957)

2.5             Amendment to Asset Purchase Agreement, dated as of January 14, 1998,    Incorporated by reference to
                among Liberty Group                                                     exhibits included on the Company's
                Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),       Registration Statement on Form S-4
                Liberty Group Operating, Inc., Hollinger International Inc., APAC-90    (Registration No.: 333-46957)
                Inc., American Publishing (1991)Inc. and APAC-95 Inc.

2.6             Amendment to Asset Purchase Agreement, dated as of January 14, 1998,    Incorporated by reference to
                among Liberty Group Publishing, Inc., Green Equity Investors II, L.P.   exhibits included on the Company's
                (as guarantor), Liberty Group                                           Registration Statement on Form S-4
                Operating, Inc., Hollinger International Inc., American Publishing      (Registration No.: 333-46957)
                Company of Illinois, APAC-90 Inc., American Publishing (1991) Inc.
                and APAC-95 Inc.

2.7             Amendment to Exchange Agreement, dated as of January 14, 1998,          Incorporated by reference to
                between American Publishing Company of Illinois and Chicago Deferred    exhibits included on the Company's
                Exchange Corporation.                                                   Registration Statement on Form S-4
                                                                                        (Registration No.: 333-46957)

2.8             Amendment to Qualified Exchange Trust Agreement, dated as of January    Incorporated by reference to
                14, 1998, among The Chicago Trust Company, as Trustee under Trust No.   exhibits included on the Company's
                38347501, Chicago Deferred Exchange Corporation and American            Registration Statement on Form S-4
                Publishing Company of Illinois.                                         (Registration No.: 333-46957)


2.9             Agreement, dated January 15, 1998, among Liberty Group Publishing,      Incorporated by reference to
                Inc., Green Equity Investors II, L.P. (as guarantor), Liberty Group     exhibits included on the Company's
                Operating, Inc., Hollinger International Inc., American Publishing      Registration Statement on Form S-4
                Company of Illinois, APAC-90 Inc., American Publishing (1991) Inc.      (Registration No.: 333-46957)
                and APAC-95 Inc.

2.10            Agreement, dated January 23, 1998, among American Publishing Company    Incorporated by reference to
                of Illinois, Chicago Deferred Exchange Corporation and The Chicago      exhibits included on the Company's
                Trust Company.                                                          Registration Statement on Form S-4
                                                                                        (Registration No.: 333-46957)

2.11            Agreement, dated January 26, 1998, among Liberty Group Publishing,      Incorporated by reference to
                Inc., Green Equity Investors II, L.P. (as guarantor), Liberty Group     exhibits included on the Company's
                Operating, Inc., Hollinger International Inc., American Publishing      Registration Statement on Form S-4
                Company of Illinois, APAC-90 Inc., American Publishing (1991) Inc.      (Registration No.: 333-46957)
                and APAC-95 Inc.

3.1             Second Restated Certificate of Incorporation of Liberty Group           Incorporated by reference to
                Publishing, Inc.                                                        exhibits included on the Company's
                                                                                        Registration Statement on Form S-4
                                                                                        (Registration No.: 333-46957)

3.2             Amendment to Restated Certificate of Incorporation.                     Incorporated by reference to
                                                                                        exhibits included on the Company's
                                                                                        Registration Statement on Form S-4
                                                                                        (Registration No.: 333-46957)

3.2             By-laws of Liberty Group Publishing, Inc. (reflects all amendments      Incorporated by reference to
                through September 24, 1997)                                             exhibits included on the Company's
                                                                                        Registration Statement on Form S-4
                                                                                        (Registration No.: 333-46957)

4.1             $125,000,000 Revolving Credit Agreement among Liberty Group             Incorporated by reference to
                Operating, Inc. and the Banks named therein.                            exhibits included on the Company's
                                                                                        Registration Statement on Form S-4
                                                                                        (Registration No.: 333-46957)

4.1             Indenture, dated as of January 27, 1998, among Liberty Group            Incorporated by reference to
                Operating, Inc. and State Street Bank and Trust Company, as Trustee,    exhibits included on the Company's
                including form of 11 5/8% Senior Discount Debentures due 2009.          Registration Statement on Form S-4
                                                                                        (Registration No.: 333-46957)

4.3             Indenture, dated as of January 27, 1998, among Liberty Group            Incorporated by reference to
                Publishing, Inc. and State Street Bank and Trust Company, as Trustee    exhibits included on the Company's
                including form of 14 3/4% Senior Mandatory Redeemable Exchangeable      Registration Statement on Form S-4
                Cumulative Preferred Stock and 11 5/8% Senior Discount Debentures       (Registration No.: 333-46957)
                due 2009.


                                                                    ,


10.1            Employment Agreement dated November 27, 1997 between Liberty Group      Incorporated by reference to
                Publishing, Inc. and Kenneth L. Serota.                                 exhibits included on the Company's
                                                                                        Registration Statement on Form S-4
                                                                                        (Registration No.: 333-46957)

10.2            Management Stockholders Agreement, dated as of                          Incorporated by reference to
                January 27, 1998, among Liberty Group Publishing, Inc., Green Equity    exhibits included on the Company's
                Investors II, L.P. and Kenneth L. Serota.                               Registration Statement on Form S-4
                                                                                        (Registration No.: 333-46957)

10.3            Non-Competition Agreement, dated as of January 27, 1998, between        Incorporated by reference to
                Liberty Group Operating, Inc. and Hollinger International Inc.          exhibits included on the Company's
                                                                                        Registration Statement on Form S-4
                                                                                        (Registration No.: 333-46957)




10.4            Transitional Services Agreement, dated as of January 27, 1998,          Incorporated by reference to
                between American Publishing Management Services Inc. and Liberty        exhibits included on the Company's
                Group Operating, Inc.                                                   Registration Statement on Form S-4
                                                                                        (Registration No.: 333-46957)

10.5            Credit Agreement, dated as of January 27, 1998, among Liberty Group     Incorporated by reference to
                Operating, Inc. (as borrower), Liberty Group Publishing, Inc. (as       exhibits included on the Company's
                parent guarantor), the Subsidiary Guarantors named therein, Citicorp    Registration Statement on Form S-4
                USA, Inc.(as administrative agent and swingline lender), Citibank,      (Registration No.: 333-46957)
                N.A.(as issuing bank), Wells Fargo Bank, N.A. (as documentation agent), BT  Alex. Brown Incorporated (as syndication agent),
                Bank of America, NT & SA and Citicorp Securities, Inc. (as arranger).

10.6            Pledge Agreement, dated as of January 27, 1998, from Liberty Group      Incorporated by reference to
                Publishing, Inc., Liberty Group Arizona Holdings, Inc., Liberty Group   exhibits included on the Company's
                Arkansas Holdings, Inc., Liberty Group California Holdings, Inc.,       Registration Statement on Form S-4
                Liberty Group Illinois Holdings, Inc., Liberty Group Iowa Holdings,     (Registration No.: 333-46957)
                Inc., Liberty Group Kansas Holdings,
                Inc., Liberty Group Michigan Holdings, Inc., Liberty Group Minnesota
                Holdings, Inc., Liberty Group Missouri Holdings, Inc., Liberty Group
                New York Holdings, Inc., Liberty Group Pennsylvania
                Holdings, Inc., Liberty Group Management Services, Inc. to the
                lenders under the Credit Agreement.

10.7            Pledge Agreement, dated as of January 27, 1998, from Liberty Group      Incorporated by reference to
                Operating, Inc. to the lenders under the Credit Agreement.              exhibits included on the Company's
                                                                                        Registration Statement on Form S-4
                                                                                        (Registration No.: 333-46957)

10.8            Registration Rights Agreement, dated as of January 27, 1998, among      Incorporated by reference to
                Liberty Group Publishing, Inc., the Subsidiary Guarantors               exhibits included on the Company's
                named therein, Donaldson, Lufkin & Jenrette Securities Corporation,     Registration Statement on Form S-4
                Citicorp Securities, Inc. BT Alex. Brown and Chase Securities, Inc.     (Registration No.: 333-46957)

10.9            Registration Rights Agreement, dated as of January 27, 1998, between    Incorporated by reference to
                Liberty Group Publishing, Inc. and Donaldson,                           exhibits included on the Company's
                Lufkin & Jenrette Securities Corporation.                               Registration Statement on Form S-4
                                                                                        (Registration No.: 333-46957)
10.10           Liberty Group Publishing, Inc.'s Publishers Deferred Compensation       Attached.
                Plan.

10.11           Liberty Group Publishing, Inc.'s Executive Benefit Plan.                Attached.

10.12           Liberty Group Publishing, Inc.'s Executive Deferral Plan.               Attached.

27              Financial Data Schedule.                                                Attached.

                The Company agreed to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the Company


(b)             Reports on Form 8-K.

No reports on Form 8-K were filed during the year ended December 31, 1998. On January 28, 1999, the Company filed Form 8-K for its acquisition of Life Printing & Publishing Co., Inc. a group of 17 weekly publications based in Oak Brook, Illinois, and certain real property in Oak Brook, Illinois owned by Jongo Real Estate Partnership.

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Liberty Group Operating, Inc.:


We have audited the accompanying consolidated balance sheet of Liberty Group Operating, Inc. and subsidiaries (Successor) as of December 31, 1998, and the combined statement of net assets of the Local Newspaper Group of American Publishing Company (Predecessor) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1998 (Successor period), and the related combined statements of operations and changes in net assets and cash flows for each of the years in the two-year period ended December 31, 1997 (Predecessor periods). These consolidated and combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used in and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of Liberty Group Operating, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the Successor period, in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor combined financial statements present fairly, in all material respects, the financial position of the Local Newspaper Group of American Publishing Company as of December 31, 1997, and the results of their operations and their cash flows for the Predecessor periods, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective January 1, 1998, Liberty Group Operating, Inc. and subsidiaries acquired the assets and assumed certain liabilities of the Local Newspaper Group of American Publishing Company in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than for the periods before the acquisition and, therefore, is not comparable.



                                                     /s/ KPMG LLP


Chicago, Illinois
March 30, 1999

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            DECEMBER 31,
                                                          1997         1998
                                                          ----         ----
                                                     (Predecessor) (Successor)
Assets
Current Assets:
Cash and cash equivalents                              $   1,452    $   1,025
Accounts receivable, net of allowance
for doubtful accounts of $1,014 and $1,182
in 1997 and 1998, respectively                            10,308       15,021
Inventory                                                  1,947        2,200
Prepaid expenses                                             278          240
Other current assets                                          --          144
                                                       ---------    ---------
Total current assets                                      13,985       18,630

Property, plant and equipment, net                        20,503       29,283
Intangible assets, net                                    75,212      350,754
Deferred financing costs, net                                 --        7,680
Other assets                                                  --           54
                                                       ---------    ---------
Total assets                                           $ 109,700    $ 406,401
                                                       ---------    ---------


Liabilities and stockholders' equity (deficit)
Current Liabilities:
Borrowings under revolving credit facility             $      --    $  46,000
Current portion of long-term liabilities                     338          388
Accounts payable                                           1,119        2,157
Accrued expenses                                           2,223       14,482
Deferred revenue                                           4,411        5,777
                                                       ---------    ---------
Total current liabilities                                  8,091       68,804

Long-term liabilities:
Senior subordinated notes                                     --      180,000
Long-term liabilities, less current portion                  706        1,446
Deferred income taxes                                      1,764        8,455
                                                       ---------    ---------
Total liabilities                                         10,561      258,705

Stockholders' equity(deficit)
Common stock, $0.01 par value, 1,000 shares
authorized, 100 shares issued and outstanding at
December 31, 1998                                             --           --
Additional paid in capital                                    --      148,661
Accumulated deficit                                           --         (965)
Net assets                                                99,139           --
                                                       ---------    ---------
Total stockholders' equity (deficit)                      99,139      147,696
                                                       ---------    ---------
<
Total liabilities and stockholders' equity (deficit)   $ 109,700    $ 406,401
                                                       ---------    ---------

         See accompanying notes to consolidated financial statements.

                LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                    YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                1996         1997          1998
                                                ----         ----          ----
                                           (Predecessor) (Predecessor) (Successor)
REVENUES:
   Advertising                               $  66,816    $  69,602    $  81,554
   Circulation                                  22,004       21,451       22,844
   Job printing and other                        8,722        7,666        8,133
                                             ---------    ---------    ---------
Total revenues                                  97,542       98,719      112,531
OPERATING COSTS AND EXPENSES:
   Operating costs                              39,660       39,309       45,976
   Selling, general and administrative          29,919       29,171       36,303
   Depreciation and amortization                 7,854        7,470       11,917
                                             ---------    ---------    ---------
Income from operations                          20,109       22,769       18,335
Interest expense                                10,968       10,551       19,300
                                             ---------    ---------    ---------
Income (loss) before income taxes                9,141       12,218         (965)
Income taxes                                     4,006        5,271           --
                                             ---------    ---------    ---------
Net income (loss)                                5,135        6,947         (965)
                                             =========    =========    =========


          See accompanying notes to consolidated financial statements.

                LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)


                                      Common       Common     Additional
                                      Stock        Stock       Paid-In       Net       Accumulated
                                      Shares       Amount      Capital     Assets        Deficit        Total
                                      ------      --------    --------     ------      -----------    --------
Balances at 12/31/95                   --         $   --           --      106,945          --         106,945

Net income                             --             --           --        5,135          --           5,135

Transfers to APC, net                  --             --           --       (9,100)         --          (9,100)
                                     ------       --------     -------    --------       ------       --------

Balances at 12/31/96                   --             --           --      102,980          --         102,980

Net income                             --             --           --        6,947          --           6,947

Transfers to APC, net                  --             --           --      (10,788)         --         (10,788)
                                     ------       --------     -------    --------       ------       --------

Balances at 12/31/97                   --             --           --       99,139          --          99,139

Reorganization of company              --             --           --      (99,139)         --         (99,139)

Issuance of common stock              100             --       148,501        --            --         148,501

Common stock issued in exchange
 for services                          --             --           160        --            --             160

Net loss                               --             --           --         --          (965)           (965)
                                     ------       --------     -------    --------       ------       --------
Balances at 12/31/98                  100         $   --       148,661        --          (965)       (147,696)
                                     ======       ========     =======    ========       ======       ========


          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                           YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                       1996         1997         1998
                                                                   -----------   -----------  ------------
                                                                  (Predecessor) (Predecessor) (Successor)
Cash flows from operating activities:
   Net income (loss)                                                $   5,135    $   6,947    $    (965)
   Adjustments to reconcile net earnings to net
   cash provided by operating activities:
      Depreciation and amortization                                     7,854        7,470       11,917
      Amortization of debt issue costs                                     --           --          928
      Noncash compensation                                                 --           --          238

   Changes in assets and liabilities, net of
   acquisitions:
      Accounts receivable, net                                           (376)         311         (805)
      Inventories                                                       1,850         (336)         103
      Prepaid expenses and other assets                                    (1)         (19)         972
      Accounts payable                                                   (577)         (85)        (209)
      Accrued expenses                                                    228          207        9,072
      Deferred revenue                                                    190           82          113
                                                                    ---------    ---------    ---------
Net cash flows provided by operating activities:                       14,303       14,577       21,364
                                                                    ---------    ---------    ---------

Cash flows from investing activities:
      Purchases of property, plant and equipment                       (3,081)      (1,713)      (2,232)
      Acquisitions, net of cash acquired                               (1,439)      (1,657)    (386,446)
                                                                    ---------    ---------    ---------
Net cash flows used in investing activities:                           (4,520)      (3,370)    (388,678)
                                                                    ---------    ---------    ---------

Cash flows from financing activities:
      Net proceeds from issuing long-term debt                             --           --      172,464
      Net borrowings (repayments) under revolving credit facility          --           --       46,000
      Net proceeds from issuing common stock                               --           --      148,423
      Payments on long term liabilities                                  (844)        (735)          --
      Transfers to APC, net                                            (9,100)     (10,788)          --
                                                                    ---------    ---------    ---------
Net cash provided by (used in) financing activities                    (9,944)     (11,523)     366,887
                                                                    ---------    ---------    ---------

Net decrease in cash and cash equivalents                                (161)        (316)        (427)
Cash and cash equivalents, at beginning of period                       1,929        1,768        1,452
Cash and cash equivalents, at end of period                         $   1,768    $   1,452    $   1,025

Supplemental cash flow disclosure -
      Cash interest paid                                                   --           --       10,913
      Repayment of stock subscription through
        forgiveness of debt                                                --           --           78


          See accompanying notes to consolidated financial statements.

                LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a)  DESCRIPTION OF BUSINESS

         The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company owns and operates 251 publications in 15 states. The Company's total revenues are derived from advertising (73% of 1998 total revenues), circulation (20%) and job printing and other (7%). Raw materials, mainly newsprint and ink, are readily available from a number of suppliers. No single customer accounts for a significant percentage of revenues.

  (b)  BASIS OF PRESENTATION

          Liberty Group Operating, Inc. was formed for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International Inc. ("Hollinger"). Its parent, Liberty Group Publishing, Inc.
(LGP), is a holding company for its wholly-owned subsidiary Liberty Group Operating, Inc. ("Operating Company"). The consolidated financial statements include the accounts of Operating Company and their consolidated subsidiaries (the "Company").

          On January 27, 1998, the Company's parent acquired from Hollinger virtually all of the assets and assumed certain liabilities that were used primarily in the business of publishing, marketing and distributing certain local newspapers (the "Initial Acquisition"). The initial purchase price including fees and expenses was $322,378. The effective date of the Initial Acquisition was January 1, 1998.

         Prior to the Initial Acquisition, the Company's operations represented a portion of APC and the Company's operations were financed through APC. The accompanying consolidated financial statements represent all of the assets and associated revenues, expenses, and cash flows of the Company, assuming that the Company was organized for all periods as a separate legal entity. Intercompany transactions between newspapers owned by the Company have been eliminated.

         The historical interest expense represents an allocation of APC's interest expense (calculated as APC's weighted average interest rate of 10.45% and 10.64% for the years ended December 31, 1996 and 1997, respectively, applied to the average balances of the net assets of the Business for each respective period). Because the Company's capital structure changed significantly as a result of the Initial Acquisition, historical interest expense is not necessarily indicative of the interest expense that the Company would have incurred as a separate independent entity.

         In the accompanying financial statements the terms "Liberty Group Operating" or the "Company" when used with respect to periods prior to January 1, 1998 refer to the combined group of newspapers sold by APC (the Local Newspaper Group of American Publishing Company) and when used with respect to periods subsequent to January 1, 1998 refers to Liberty Group Publishing, Inc. and its consolidated subsidiaries. The combined historical financial information of the newspapers acquired from APC prior to the Initial Acquisition on January 1, 1998 is referred to as "Predecessor" while the consolidated financial information of the newspaper subsequent to the date of the Initial Acquisition is referred to as "Successor."

         The Company has accounted for the Initial Acquistion using the purchase method of accounting. Accordingly, the costs of the Initial Acquisition have been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations. The costs of certain intangible assets acquired of $296.5 million are being amortized over periods ranging from 5 to 40 years. Because of the purchase price allocation, the accompanying financial statements of Successor are not directly comparable to those of Predecessor.

  (c)  USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (d)  INVENTORIES

         Inventories consist principally of newsprint, which is valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) or moving-average method.

  (e)  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is recorded at cost. Routine maintenance and repairs are expensed as incurred.

         Depreciation is calculated under the straight-line method over the estimated useful lives, principally 25 years for buildings and improvements and 5 to 10 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

  (f)  INTANGIBLE ASSETS

         Intangible assets consist principally of circulation-related assets, noncompetition agreements with former owners of acquired newspapers, and the excess of acquisition costs over estimated fair value of net assets acquired

(goodwill). The fair market value of intangible assets purchased is determined primarily through the use of independent appraisals. Amortization is calculated using the straight-line method over the respective estimated useful lives ranging from 33 years for circulation related assets, up to 10 years for noncompetition agreements depending upon the specifics of the agreement, and 40 years for advertiser lists and goodwill.

         The Company assesses the recoverability of its long-lived assets, such as property, plant and equipment and intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. Factors leading to impairment include a combination of historical losses, anticipated future losses and inadequate cash flow. The assessment of recoverability is based on management's estimate. If undiscounted operating cash flows do not exceed the net book value of the long-lived assets, then a permanent impairment has occurred. The Company would record the difference between the net book value of the long-lived asset and the fair value of such asset as a charge against income in the consolidated statement of operations if such a difference arose.

  (g)  REVENUE RECOGNITION

         Circulation revenue, which is billed to the customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. Advertising revenue is recognized upon publication of the advertisements. The revenue for job printing is recognized upon delivery.

  (h)  INCOME TAXES

         Subsequent to the Initial Acquisition, the Company has been, and anticipates that it will be for the foreseeable future, in a tax loss position. Given the uncertainty as to the timing of the Company's ability to utilize such losses to offset future taxable income, the Company does not presently anticipate recording any tax benefit associated with its pre-tax losses. Prior to the Initial Acquisition, the Company represents a business unit of APC and as such did not file separate income tax returns. The income tax provision included in the accompanying consolidated statements of operations has been computed as if the Company were a separate company.

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Historical results of the predecessor reflect current income taxes as transfers to APC as APC is responsible for the payment of income tax liabilities. State income taxes were computed utilizing a blended state rate of 5%, which is net of federal income tax benefit.

  (i)  FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-LIVED ASSETS

         The Company has reviewed the following financial instruments and determined that their fair values approximated their carrying values as of December 31, 1998: cash equivalents; borrowings under line of credit; accounts receivable; accounts payable and accrued expenses; Senior Subordinated Notes; and long-term liabilities.

  (j)  CASH AND CASH EQUIVALENTS

         Cash and cash equivalents represent cash and highly liquid certificates of deposit with a maximum term at origination of three months or less.

  (k)  RECLASSIFICATIONS

         Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the 1998 presentation.



(2)  ACQUISITIONS

         During 1998, the Company acquired substantially all of the assets of 166 newspapers for $322,378. The Company also acquired certain other newspapers for an aggregate purchase price of approximately $61,787. The purchase prices were allocated to the assets using the purchase method of accounting. The excess of the purchase prices over the estimated fair value of the tangible and identifiable intangible assets acquired (goodwill) was $125,496 for the year ended December 31, 1998. Results of the acquired newspaper businesses have been included in consolidated statements of operations since the dates of acquisition.

         The following unaudited pro forma summary presents the Company's results of operations as if the acquisitions accounted for as purchases had occurred at the beginning of the period. This summary is provided for informational purposes only. It does not necessarily reflect the actual results that would have occurred had the acquisitions been made as of the beginning of the period or of results that may occur in the future.

                                              1998

                                          (in thousands)
Revenues                                      $139,800
Net income (loss)                                1,297


(3)  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following:

                                      DECEMBER 31,
                                  -------------------
                                    1997       1998
                                    ----       ----

Land                             $  2,131    $  5,032
Buildings and improvements         13,906      14,558
Machinery and equipment            19,781       9,106
Furniture and fixtures             10,425       1,905
                                 --------    --------
                                   46,243      30,601
Less accumulated depreciation     (25,740)     (1,318)
                                 --------    --------
                                 $ 20,503    $ 29,283
                                 ========    ========


(4)  INTANGIBLE ASSETS

         Intangible assets consisted of the following:

                                          DECEMBER 31,
                                         1997         1998
                                         ----         ----

Non-compete agreements                    28,646       18,423
Subscriber lists                          50,741       41,100
Advertiser lists                          21,214      162,220
Archives                                   1,210       14,114
Goodwill                                  37,760      125,496
                                        --------     --------
                                         139,571      361,353
Less accumulated amortization            (64,359)     (10,599)
                                        --------     --------
                                        $ 75,212     $350,754
                                        ========     ========

(5)  ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                          DECEMBER 31,
                                          ------------
                                        1997        1998
                                        ----        ----
Accrued payroll                       $  944     $ 1,184
Accrued vacation                         309         312
Accrued bonus                            554       5,452
Accrued interest                          --       7,459
Accrued other                            416          75
                                      ------     -------
                                      $2,223     $14,482
                                      ======     =======

(6) LONG-TERM DEBT

         Long-term debt at December 31, 1997 and 1998 consists of the following:

                                                            1997                1998
                                                            ----                ----
Liberty Group Operating, Inc.
9.37% Senior Subordinated Notes
Due February 1, 2008                                         -0-           $180,000
Less current installments                                    -0-                -0-
Long-term debt, excluding current installments

         Total                                               -0-           $180,000
                                                             ===           ========


The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1998 are as follows:; 1999, $0; 2000, $0; 2001,$0; 2002, $0; and
2003, $0; and thereafter $180,000.

The Initial Acquisition, including the payment of related fees and expenses, was financed in part by: (i) $180,000 from the issuance and sale by the Operating Company of $180,000 aggregate principal amount of 9.375% Senior Subordinated Notes (the "Notes") due February 1, 2008 and (ii) $50,500 from the issuance and sale by LGP of $89,000 aggregate principal amount of 11.625% Senior Discount Debentures (the "Debentures") due February 1, 2009. LGP is dependent upon the cash flows of the Operating Company to service these debt repayment requirements.

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



(7)  REVOLVING CREDIT FACILITY

On January 27, 1998 the Operating Company entered into a five-year $125,000 revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is secured by substantially all of the tangible and intangible assets of the Operating Company. Borrowings under the revolving credit facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined in the credit agreement) or the Eurodollar Rate (as defined in the credit agreement) plus a margin that varies based upon a ratio set forth in the credit agreement (the "Applicable Margin"). Under the terms of the Revolving Credit Facility, the Company pays a fee equal to the Applicable Margin for Eurodollar Rate Advances (as defined in the credit agreement) per annum on the aggregate amount of outstanding letters of credit. The Operating Company also pays a fee on the unused portion of the Revolving Credit Facility. At December 31, 1998 the Operating Company has utilized $46,000 of the Revolving Credit Facility. The Average Interest Rate on these Borrowings was slightly more than 7% per annum at December 31, 1998.


(8)  LONG-TERM LIABILITY

         The long-term liability principally represents amounts due under non-interest- bearing non-compete agreements through 2008.

         The aggregate amount of principal payments at December 31, 1998 follows:

1999                                                              $  388
2000                                                                 270
2001                                                                 260
2002                                                                 260
2003                                                                 179
Thereafter                                                           395
                                                                  ------
                                                                  $1,752
                                                                  ======

(9) ISSUANCE OF COMMON STOCK

On the date of the Initial Acquisition, the Company issued 100 shares of Common Stock, par value $0.01 per share, to LGP. No other shares common shares were issued during the year.

(10)  INCOME TAXES

Income taxes for the periods shown below consisted of:

                                                                                 CURRENT        DEFERRED            TOTAL
                                                                                 -------        --------            -----

Year ended December 31, 1998:
   U.S. Federal                                                                   $   --          $   --            $   --
   State and local                                                                    --              --                --
                                                                                  ------          ------            ------

Year ended December 31, 1997:
   U.S. Federal                                                                    4,009             659             4,668
   State and local                                                                   603              --               603
                                                                                  ------          ------            ------
                                                                                   4,612             659             5,271
                                                                                  ======           =====            ======
Year ended December 31, 1996:
   U.S. Federal                                                                    3,599            (102)            3,497
   State and local                                                                   509              --               509
                                                                                  ------          ------            ------
                                                                                   4,108            (102)            4,006
                                                                                  ======          ======            ======

         In 1996, 1997, and 1998, income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 35% in 1996 and 1997 and 34% in 1998 to earnings (loss) before income tax expense as a result of the following:

                                                  YEARS ENDED DECEMBER 31,
                                              -------------------------------
                                              1996             1997       1998
                                              ----             ----       ----
Computed "expected" tax expense (benefit)     $3,199          $4,276       (328)
Increase in income taxes resulting from:
  Amortization of nondeductible goodwill         344             344         89
  State and local income taxes                   463             651         --
  Nondeductible expenses                          --              --         12
  Change in Federal valuation allowance           --              --        227
                                              ------          ------    -------
                                              $4,006          $5,271    $    --
                                              ======          ======    =======


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at 1997 and 1998 are presented below:

                                                                           1997                 1998
                                                                           ----                 ----


Deferred tax assets:

  Accounts receivable, principally
    due to allowance for doubtful accounts                                 $  405              $  473
  Accrued expenses                                                            124               1,643
  Net operating losses                                                         --               3,198
                                                                           ------             -------

Gross deferred tax assets                                                     529               5,314
less: valuation allowance                                                      --                (266)
                                                                           ------             -------
  Net deferred tax assets                                                     529               5,048
                                                                           ------             -------

Deferred tax liabilities:
Long-lived assets, principally due to differences
  in depreciation and amortization                                          2,293               5,082
Intangible assets, principally due to
  differences in amortization                                                  --               8,421
                                                                           ------             -------
                                                                            2,293              13,503
                                                                           ------             -------
  Net deferred tax liability                                               $1,764             $ 8,455
                                                                           ======             =======

At December 31, 1998, the Company maintains net operating loss carryforwards for federal and state income tax purposes of $7,996, which are available to offset future taxable income, if any, and which begin to expire in 2018.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the lack of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes that a portion of the recorded deferred tax assets will not be recoverable. Accordingly, the Company has recorded a valuation allowance against certain federal and state deferred tax assets during 1998 amounting to $266.

The Company acquired deferred tax liabilities of $8,455 in 1998 through corporate acquisitions.


(11)  EMPLOYEE BENEFIT PLANS

         During 1998, the Company's parent established certain benefit plans for employees of the Company and its subsidiaries.

         LGP established a defined contribution plan conforming to IRS rules for 401(k) plans, for all of its employees satisfying minimum service requirements as set forth under the plan. The plan allows for a discretionary matching contribution. The Company did not make a matching contribution in 1998.


          LGP established three non-qualified deferred compensation plans, as described below, for certain employees of the Company and its subsidiaries.

          LGP established the Liberty Group Publishing, Inc. Publishers' Deferred Compensation Plan ("Publishers Plan"), a non-qualified deferred compensation plan for the benefit of certain designated publishers of the Company's newspapers. Under the Publishers' Plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula which is based upon the gross operating profits of each such publisher's newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the Publishers' Plan in the event that the publisher's employment with the Company is terminated for "cause" as defined in the Publishers' Plan. Amounts credited to a participating publisher's bookkeeping account are distributable upon termination of the publisher's employment with the Company, and will be made in a lump sum or installments as elected by the publisher.

          LGP established the Liberty Group Publishing, Inc. Executive Benefit Plan ("Executive Benefit Plan"), a non-qualified deferred compensation plan for the benefit of certain key employees of the Company and its subsidiaries. Under the Executive Benefit Plan, the Company credits an amount, determined by the Company's sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the Executive Benefit Plan in the event that the key employee's employment with the Company is terminated for "cause" as defined in the Executive Benefit Plan. Amounts credited to a participating key employee's bookkeeping account are distributable upon termination of the key employee's employment with the Company, and will be made in a lump sum or installments as elected by the key employee.

          LGP established the Liberty Group Publishing, Inc. Executive Deferral Plan ("Executive Deferral Plan"), a non-qualified deferred compensation plan for the benefit of certain key employees of the Company and its subsidiaries. Under the Executive Deferral Plan, eligible key employees may elect to defer a portion of their compensation for payment at a later date. Currently, the Executive Deferral Plan allows a participating key employee to defer up to 100% of his or her annual compensation until termination of employment or such earlier period as elected by the participating key employee. Amounts deferred are credited to a bookkeeping account established by the Company for this purpose. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. Amounts deferred under the Executive Deferral Plan are fully vested and nonforfeitable. The amounts in the bookkeeping account are payable to the key employee at the time and in the manner elected by the key employee.

(12)  RELATED PARTY TRANSACTIONS

EXECUTIVE STOCK INVESTMENTS

          During 1998, the majority common stockholder of LGP transferred 1,600 common shares of LGP to the Chief Executive Officer upon the commencement of his employment. This transaction was treated as a compensation expense and an additional contribution to paid in capital.

The Company has loaned the Chief Executive Officer $250 pursuant to an Unsecured Promissory Note. The Loan will be forgiven on a pro rata Daily Basis from January 28, 1998 to January 28, 2001. The Loan will be forgiven in its entirety if the Chief Executive Officer is terminated by the Company without cause or if the Chief Executive Officer terminates his employment for good reason (as defined in the agreement) death, disability, or upon the consummation of an initial public offering of securities of the Company or its parent.

In addition, certain other executives were given the opportunity to purchase common stock in LGP. Under the plan, each executive paid cash for 50% of their stock investment and executed a five year note for the remaining 50%. The Company has the right to repurchase the common stock at the original cost if the executive terminates his employment or is terminated for cause.

MANAGEMENT FEES

During 1998, the Company paid $917 in management fees to the majority common stockholder of its parent.

(14)     SUBSEQUENT EVENTS

         In January of 1999, the Company purchased all of the stock of Life Printing & Publishing a chain of 17 weekly publications in Oak Brook, Illinois with a combined circulation of 120,000. In February 1999, the Company has also purchased the 31,000 circulation Halstad Shopper located in Halstad, Minnesota.

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Liberty Group Operating, Inc.:

Under date of March 30, 1999, we reported on the consolidated balance sheet of Liberty Group Operating, Inc. and subsidiaries (Successor) as of December 31, 1998, and the combined statement of net assets of the Local Newspaper Group of American Publishing Company (Predecessor) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1998 (Successor period), and the related combined statements of operations and changes in net assets and cash flows for each of the years in the two-year period ended December 31, 1997, as contained in the 1998 Form 10-K. In connection with our audits of the aforementioned consolidated and combined financial statements, we also audited the related financial statement schedule. The financial statement schedule is the responsibility of the Companies' management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                     /s/ KPMG LLP


Chicago, Illinois
March  30, 1999

                                   SCHEDULE II

                LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


           ALLOWANCE FOR
             DOUBTFUL                               BEGINNING            BAD DEBT                                   ENDING
             ACCOUNTS                                BALANCE             EXPENSE             WRITE-OFFS             BALANCE
------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996                            968               601                   (547)                1,022
Year ended December 31, 1997                          1,022               763                   (771)                1,014
Year ended December 31, 1998                        $ 1,014             $ 694                 $ (526)              $ 1,182

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 31, 1999            LIBERTY GROUP OPERATING, INC. (Registrant)

                                 By  /s/ Kenneth L. Serota
                                     -------------------------------
                                     Kenneth L. Serota,
                                     President and
                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.



Dated: March 31, 1999            /s/ Kenneth L. Serota
                                 -----------------------------------
                                     Kenneth L. Serota,
                                     President and
                                     Chief Executive Officer


Dated: March 31, 1999            /s/ Kevin O'Shea
                                 -----------------------------------
                                     Kevin O'Shea,
                                     Senior Vice President,
                                     Chief Financial Officer
                                     and Secretary

Dated: March 31, 1999            /s/ Leonard Green
                                 -----------------------------------
                                     Leonard Green, Director

Dated: March 31, 1999            /s/ Peter Nolan
                                 -----------------------------------
                                     Peter Nolan, Director

Dated: March 31, 1999            /s/ Greg Annick
                                 -----------------------------------
                                     Greg Annick, Director

Dated: March 31, 1999            /s/ John Danhakl
                                 -----------------------------------
                                     John Danhakl, Director