Form 10-Q
period 1999-03-31
LIBERTY GROUP OPERATING INC
filed 1999-05-17
CIK 1056465

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                               COMMISSION FILE NUMBER
  MARCH 31, 1999                                           333-46959

                          LIBERTY GROUP OPERATING, INC.
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                              36-4197636
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

3000 DUNDEE ROAD, SUITE 203 NORTHBROOK, ILLINOIS                   60062
(Address of Principal Executive Offices)                         (Zip Code)


         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (847) 272-2244


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---    ---

                               TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION                                                                                               Page
   Item 1   Unaudited Interim Consolidated Financial Statements

            Unaudited Consolidated Balance Sheets at March 31, 1999 and
                December 31, 1998 .............................................................................................  1

            Unaudited Consolidated Statements of Operations for the Three Months Ended March 31,
                1999 and March 31, 1998 .......................................................................................  2

            Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and March 31, 1998 ......  3

            Notes to the Unaudited Interim Consolidated Financial Statements ..................................................  4

   Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations .............................  6

   Item 3   Quantitative and Qualitative Disclosures About Market Risk.........................................................  -

PART II     OTHER INFORMATION

   Item 2   Changes in Securities and Use of Proceeds.......................................................................... 10
   Item 4   Submission of Matters to a Vote of Security Holders................................................................ 10
   Item 6   Exhibits and Reports on Form 8-K .................................................................................. 12

SIGNATURE PAGE ................................................................................................................ 15

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   MARCH 31,         DECEMBER 31,
                                                                                     1999               1998
                                                                                     ----               ----
Assets
Current Assets:
Cash and cash equivalents ....................................................   $      2,174        $   1,025
Accounts receivable, net of allowance for doubtful accounts of $1,070 and
$1,182 in 1999 and 1998, respectively ........................................         15,930           15,021
Inventory ....................................................................          2,256            2,200
Prepaid expenses .............................................................          1,074              240
Other current assets .........................................................             65              144
                                                                                 --------------      ---------
Total current assets .........................................................         21,499           18,630
Property, plant and equipment, net ...........................................         33,914           29,283
Intangible assets, net .......................................................        384,755          350,754
Deferred financing costs, net ................................................          7,427            7,680
Other assets .................................................................             --               54
                                                                                 --------------      ---------
Total assets .................................................................   $     47,595        $ 406,401
                                                                                 ==============      =========

Liabilities and stockholders' equity (deficit)
Current Liabilities:
Borrowings under revolving credit facility ...................................   $     80,000        $  46,000
Current portion of long-term liabilities .....................................            388              388
Accounts payable .............................................................          2,734            2,157
Accrued interest..............................................................          3,658            7,459
Accrued expenses .............................................................         10,082            7,023
Deferred revenue .............................................................          6,733            5,777
                                                                                 --------------      ---------

Total current liabilities ....................................................        103,734           68,804

Long-term liabilities:
Senior subordinated notes ....................................................        180,000          180,000
Long-term liabilities, less current portion ..................................          1,446            1,446
Deferred income taxes ........................................................         16,327            8,455
                                                                                 --------------      ---------

Total liabilities ............................................................        301,368          258,705

Additional paid in capital ...................................................        148,661          148,661
Accumulated deficit ..........................................................         (2,432)            (965)
Net assets ...................................................................             --               --
                                                                                 --------------      ---------
Total stockholders' equity ...................................................        146,227          147,696
Total liabilities and stockholders' equity ...................................   $    447,595        $ 406,401
                                                                                 ==============      =========

         See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                               -------------------------------------------
                                                                    1999                         1998
Cash flows from operating activities:
     Net income (loss)                                         $       --                    $     (1,069)
Adjustments to reconcile net earnings to net cash provided
     by operating activities:
         Depreciation and amortization                                 --                           3,083
         Amortization of debt issue costs                              --                            --
         Accretion of senior discount notes                            --                            --
         Noncash compensation                                          --                            --
     Changes in assets and liabilities, net of acquisitions:
         Accounts receivable, net                                      --                            (688)
         Inventories                                                   --                            (112)
         Prepaid expenses and other assets                             --                             (34)
         Accounts payable                                              --                             472
         Accrued expenses                                              --                            (569)
         Accrued interest                                                                           2,953
         Deferred revenue                                              --                             225
         Other assets                                                  --                            (610)
                                                               ------------                  ------------
Net cash flows provided by operating activities:                       --                            --
                                                               ------------                  ------------
Cash flows from investing activities:
     Purchases of property, plant and equipment                        --                             (76)
     Acquisitions, net of cash acquired                                --                        (317,339)
                                                               ------------                  ------------
Net cash flows used in investing
     activities:                                                       --                        (317,415)
                                                               ------------                  ------------
Cash flows from financing activities:
     Net proceeds from issuing long-term debt                          --                         172,464
     Net borrowings (repayments) under revolving credit
         facility                                                      --                            --
     Net proceeds from issuing preferred stock                         --                            --
     Net proceeds from issuing common stock                            --                         148,503
     Payments on long term liabilities                                 --                            --
Net cash provided by (used in) financing activities                    --                         320,967
Net decrease in cash and cash equivalents                              --                           7,203
Cash and cash equivalents, at beginning of period                      --                            --
                                                                                             ------------
Cash and cash equivalents, at end of period                    $       --                    $      7,203
                                                                                             ============
Supplemental cash flow disclosure -
     Cash interest paid                                                --                            --

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                1999                1998
REVENUES:
     Advertising                           $     25,623          $     16,091
     Circulation                                  6,576                 5,321
     Job printing and other                       2,804                 1,574
                                           ------------          ------------
Total revenues                                   35,003                22,986
OPERATING COSTS AND EXPENSES:
     Operating costs                             16,050                 9,804
     Selling, general and administrative         10,971                 6,992
     Depreciation and amortization                3,668                 3,083
                                           ------------          ------------

Income from operations                            4,314                 3,107
Interest expense                                  5,528                 4,007
Amortization of debt issue costs                    253                   169
                                           ------------          ------------
Income (loss) before income taxes                (1,467)               (1,069)
Income taxes                                       --                    --
                                           ------------          ------------

Net income (loss)                                (1,467)               (1,069)
                                           ============          ============

          See accompanying notes to consolidated financial statements.

                         LIBERTY GROUP OPERATING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY, BASIS OF PRESENTATION AND ACQUISITION

Liberty Group Operating, Inc. ("Operating Company") is a leading publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their communities. Operating Company is a wholly-owned subsidiary of Liberty Group Publishing, Inc ("LGP"). The interim consolidated financial statements include the accounts of ("LGP") and Operating Company and its consolidated subsidiaries (the "Company").

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 should be read in conjunction with the December 31, 1998 audited consolidated financial statements of the Company included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The Company began operations on January 27, 1998, upon the acquisition of virtually all of the assets and certain liabilities that were used primarily in the business of publishing, marketing and distributing a total of 166 community newspapers and related publications. The effective date of the initial acquisition was January 1, 1998, since that time, the Company has purchased an additional 103 publications, for a total of 269 publications in 15 states across the United States.

The Company has accounted for these acquisitions using the purchase method of accounting. Accordingly, the costs of each acquisition has been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations where appropriate. The costs of certain intangible assets acquired are being amortized over periods ranging from 5 to 40 years.

(2) BORROWINGS

The acquisitions, including the payment of related fees and expenses, was financed in part from the proceeds of $180.0 million from the issuance and sale by the Operating Company of $180.0 million aggregate principal amount of 9.375% Senior Subordinated Notes (the "Notes") due February 1, 2008 and the proceeds of $50.5 million from the issuance and sale by LGP of $89.0 million aggregate principal amount of 11.625% Senior Discount Debentures (the "Debentures") due February 1, 2009.

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

On January 27, 1998 the Operating Company entered into a five-year $125.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is secured by substantially all of the tangible and intangible assets of the Operating Company. Borrowings under the revolving credit facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined in the credit agreement) or the Eurodollar Rate (as defined in the credit agreement) plus a margin that varies based upon a ratio set forth in the credit agreement (the "Applicable Margin"). Under the terms of the Revolving Credit Facility, the Company pays a fee equal to the Applicable Margin for Eurodollar Rate Advances (as defined in the credit agreement) per annum on the aggregate amount of outstanding letters of credit. The Operating Company also pays a fee on the unused portion of the Revolving Credit Facility. At March 31, 1999 the Operating Company has utilized $80.0 million of the Revolving Credit Facility.

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

(5) SUBSEQUENT EVENTS

     On April 9, 1999, the Company announced it had reached an agreement in principle for an exchange of newspapers. The Company will receive 5 daily newspapers and several weekly publications located in Kansas, Louisiana, Missouri and New York. In exchange, the Company will dispose of 6 daily newspapers and several weekly publications in northwestern Pennsylvania. No cash will be exchanged in this transaction.

(6) RECLASSIFICATIONS

    Certain amounts in prior years' financial statements have been reclassified to conform to the 1999 presentation.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the historical financial statements of the Company, including the notes thereto which has been summarized in the Company's Annual Report on Form 10-K, SEC file number 333-46959. Certain information in this section includes forward-looking statements pertaining to, among other things, competition in its markets, availability of adequate acquisition opportunities, price and availability of newsprint, significant use of leverage, general economic conditions, and environmental matters.

OVERVIEW

         The Company is a leading publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company owns 269 publications, including 63 daily newspapers, 121 paid weekly newspapers, in 15 states. Revenues are derived from advertising (73% of 1998 total revenues), circulation (20%) and job printing and other (7%).

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

         The Company began operations on January 27, 1998, upon the acquisition of virtually all of the assets and certain liabilities that were used primarily in the business of publishing, marketing and distributing a total of 166 community newspapers and related publications. The effective date of the initial acquisition was January 1, 1998, since that time, the Company has purchased an additional 103 publications, for a total of 269 publications in 15 states across the United States.

         The Company has accounted for these acquisitions using the purchase method of accounting. Accordingly, the cost of each acquisition has been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations where appropriate. The costs of certain intangible assets acquired are being amortized over periods ranging from 5 to 40 years.

         As a result of the depreciation, amortization, and interest expense related to these acquisitions, the Company has been and anticipates that it will be, for the foreseeable future, in a tax loss position. Given the uncertainty as to the timing of the Company's ability to utilize such losses to offset future taxable income, the Company does not presently anticipate recording any tax benefit associated with its pre-tax losses.

  RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

          Total Revenues. Total revenues for the quarter ended March 31, 1999 increased by $12.0 million, or 52.3%, to $35.0 million from $23.0 million for the quarter ended March 31, 1998. The increase in total revenues was primarily due to acquisitions and was comprised of a $9.5 million increase in advertising revenue and a $1.3 million increase in circulation revenue, while job printing and other revenue increased to $1.2 million.

          Operating Costs. Operating costs for the quarter ended March 31, 1999 were $16.0 million, which was an increase of $6.2 million over the quarter ended March 31, 1998. This increase was primarily driven by acquisitions. As a percentage of revenue, operating costs increased from 42.9% to 45.9%, primarily because properties acquired subsequent to March 31, 1998 had a higher cost structure than existing properties.

          Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended March 31, 1999 increased by $4.0 million, to $11.0 million from $7.0 million for the quarter ended March 31, 1998. The increase in selling, general and administrative expenses during the quarter ended March 31, 1999 was primarily due to acquisitions.

          Depreciation and Amortization. Depreciation and amortization expense for the quarter ended March 31, 1999 increased by $0.6 million, to $3.7 million from $3.1 million for the quarter ended March 31, 1998, as a result of the depreciation and amortization of fixed assets and intangible assets acquired during the period.

          INTEREST EBITDA. EBITDA (which is defined as operating income before interest, taxes, depreciation and amortization) for the quarter ended March 31, 1999 increased by $1.8 million, to $8.0 million from $6.2 million for the quarter ended March 31, 1998. The increase in EBITDA during the quarter ended March 31, 1999 was primarily due to operating income generated by acquisitions, lower newsprint costs, offset by slightly higher labor costs.

          Net Income (Loss). The Company incurred a net loss of $1.4 million for the quarter ended March 31, 1999, compared to a net loss of $1.1 million for the quarter ended March 31, 1998. The 0.3 increase in net loss is attributable to increased depreciation, amortization, and interest expense associated with the acquisitions.

 LIQUIDITY AND CAPITAL RESOURCES

          Cash Flows From Operating Activities. Net from operating activities for the three months ended March 31, 1999 decreased by $3.7 million to $0.1 million compared with $3.6 million provided for the three months ended March 31, 1998. The decrease is due to the timing of the payment of semiannual interest on Operating Company's 9.375% subordinated Notes.

          Cash Flows From Investing Activities. Net cash used in investing activities for the three months ended March 31, 1999 reflects the acquisition of

Life Printing & Publishing, Inc. and the Halstad Shopper. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically purchasing local newspapers in contiguous markets and clusters of local newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth.

         Cash Flows From Financing Activities. Net cash flows from financing activities for the three months ended March 31, 1999 reflects borrowings made under the Company's Revolving Credit Facility to fund acquisition costs. The Company is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

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

         LGP is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Total interest expense for the three months ended March 31, 1999 was $5.5 million including non-cash amortization of financing costs of $0.3 million, and a stockholder's deficit of $2.4 million. As of March 31, 1999, the ratio of outstanding indebtedness to total capitalization of LGP was .55 to 1. The degree to which LGP is leveraged could have important consequences, including the following: (i) for the three months ending March 31, 1999, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of it competitors, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic condition or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

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

         The Company has evaluated its internal software and computer systems and believes its costs associated with addressing the risk of operational disruption from internal software systems failures relating to Year 2000 issues will be approximately $0.3 million in 1999.

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

         Recent Acquisitions. During the quarter ended March 31, 1999, the Company purchased all of the stock of Life Printing & Publishing, a chain of 17 weekly publications headquartered in Oak Brook, Illinois with a combined circulation of 120,000 in the western suburbs of Chicago, IL.

         In February 1999, the Company also purchased the 31,000 circulation Halstad Shopper located in Halstad, Minnesota.

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

         Subsequent Events. On April 9, 1999, the Company announced it had reached an agreement in principle for a an exchange of newspapers. The Company will receive 5 daily newspapers, weekly publication located in Kansas, Louisiana, Missouri and New York. In exchange, the Company will dispose of 6 daily newspapers and several weekly publications in northwestern Pennsylvania. No cash will be exchanged in this transaction.

ITEM 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits:

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------


27       Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the nine months ended September 30, 1998.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned thereunto duly authorized.

DATE:                                     LIBERTY GROUP OPERATING, INC.
     --------------------------------


                                          /s/ Kenneth L. Serota
                                          -------------------------------------
                                          Kenneth L. Serota
                                          President and Chief Executive
                                          Officer



                                          /s/ Kevin O'Shea
                                          -------------------------------------
                                          Kevin O'Shea
                                          Senior Vice President and
                                          Chief Financial Officer
                                          Principal Financial Officer