Form 10-Q/A
period 1999-03-31
LIBERTY GROUP OPERATING INC
filed 1999-05-18
CIK 1056465

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to

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

                               TABLE OF CONTENTS


PART I      FINANCIAL INFORMATION                                                                                               Page
   Item 1   Unaudited Interim Consolidated Financial Statements

            Unaudited Consolidated Balance Sheets at March 31, 1999 and
                December 31, 1998 .............................................................................................  1

            Unaudited Consolidated Statements of Operations for the Three Months Ended March 31,
                1999 and March 31, 1998 .......................................................................................  2

            Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and March 31, 1998 ......  3

            Notes to the Unaudited Interim Consolidated Financial Statements ..................................................  4

   Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations .............................  6

   Item 3   Quantitative and Qualitative Disclosures About Market Risk.........................................................  7

PART II     OTHER INFORMATION

   Item 2   Changes in Securities and Use of Proceeds.......................................................................... 11
   Item 4   Submission of Matters to a Vote of Security Holders................................................................ 11
   Item 6   Exhibits and Reports on Form 8-K .................................................................................. 12

SIGNATURE PAGE ................................................................................................................ 13

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   MARCH 31,         DECEMBER 31,
                                                                                     1999               1998
                                                                                     ----               ----
Assets
Current Assets:
Cash and cash equivalents ....................................................   $      2,174        $   1,025
Accounts receivable, net of allowance for doubtful accounts of $1,070 and
$1,182 in 1999 and 1998, respectively ........................................         15,930           15,021
Inventory ....................................................................          2,256            2,200
Prepaid expenses .............................................................          1,074              240
Other current assets .........................................................             65              144
                                                                                 --------------      ---------
Total current assets .........................................................         21,499           18,630
Property, plant and equipment, net ...........................................         33,914           29,283
Intangible assets, net .......................................................        382,141          350,754
Deferred financing costs, net ................................................          7,429            7,680
Other assets .................................................................             --               54
                                                                                 --------------      ---------
Total assets .................................................................   $    444,983        $ 406,401
                                                                                 ==============      =========

Liabilities and stockholders' equity (deficit)
Current Liabilities:
Borrowings under revolving credit facility ...................................   $     80,000        $  46,000
Current portion of long-term liabilities .....................................            388              388
Accounts payable .............................................................          2,734            2,157
Accrued interest..............................................................          3,658            7,459
Accrued expenses .............................................................         10,082            7,023
Deferred revenue .............................................................          6,733            5,777
                                                                                 --------------      ---------

Total current liabilities ....................................................        103,595           68,804

Long-term liabilities:
Senior subordinated notes ....................................................        180,000          180,000
Long-term liabilities, less current portion ..................................          1,446            1,446
Deferred income taxes ........................................................         13,715            8,455
                                                                                 --------------      ---------

Total liabilities ............................................................        298,756          258,705

Additional paid in capital ...................................................        148,661          148,661
Accumulated deficit ..........................................................         (2,434)            (965)
                                                                                 --------------      ---------
Total stockholders' equity ...................................................        146,227          147,696
Total liabilities and stockholders' equity ...................................   $    444,983        $ 406,401
                                                                                 ==============      =========


         See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)



                                                                       THREE MONTHS ENDED MARCH 31,
                                                               -------------------------------------------
                                                                    1999                         1998
Cash flows from operating activities:
     Net income (loss)                                         $    (1,467)                  $     (1,069)
Adjustments to reconcile net earnings to net cash provided
     by operating activities:
         Depreciation and amortization                               3,668                          3,083
         Amortization of debt issue costs                              253                            169
     Changes in assets and liabilities, net of acquisitions:
         Working capital-net                                        (2,710)                         2,078
         Other assets                                                   54                           (610)
                                                               ------------                  ------------
Net cash flows provided by operating activities:                      (202)                         3,651
                                                               ------------                  ------------
Cash flows from investing activities:
     Purchases of property, plant and equipment                       (990)                           (76)
     Acquisitions, net of cash acquired                            (31,659)                      (317,339)
                                                               ------------                  ------------
Net cash flows used in investing
     activities:                                                   (32,649)                      (317,415)
                                                               ------------                  ------------
Cash flows from financing activities:
     Net proceeds from issuing long-term debt                         --                          172,464
     Net borrowings under revolving credit facility                 34,000                           --
     Net proceeds from issuing common stock                           --                          148,503
                                                               ------------                  ------------
Net cash provided by (used in) financing activities                 34,000                        320,967
                                                               ------------                  ------------
Net decrease in cash and cash equivalents                            1,149                          7,203
Cash and cash equivalents, at beginning of period                    1,025                           --
                                                               ------------                  ------------
Cash and cash equivalents, at end of period                    $     2,174                   $      7,203
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

                         LIBERTY GROUP OPERATING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY, BASIS OF PRESENTATION AND ACQUISITION


Liberty Group Operating, Inc. ("Operating Company") is a leading publisher of community newspapers and related publications that are the dominant source of local news and print advertising in their communities. Operating Company is a wholly-owned subsidiary of Liberty Group Publishing, Inc ("LGP"). The interim consolidated financial statements include the accounts of ("LGP") and Operating Company and its consolidated subsidiaries (the "Company").


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


(5) RECLASSIFICATIONS

    Certain amounts in prior years' financial statements have been reclassified to conform to the 1999 presentation.

(6) SUBSEQUENT EVENTS

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

OVERVIEW


         The Company is a leading publisher of community newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company owns 269 publications, including 63 daily newspapers, 121 paid weekly newspapers, in 15 states. Revenues are derived from advertising (73% of 1998 total revenues), circulation (20%) and job printing and other (7%).


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

  RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998


            Total Revenues. Total revenues for the quarter ended March 31, 1999 increased by $12.0 million, or 52.3%, to $35.0 million from $23.0 million for the quarter ended March 31, 1998. The increase in total revenues was primarily due to acquisitions and was comprised of a $9.5 million increase in advertising revenue and a $1.3 million increase in circulation revenue, while job printing and other revenue increased by $1.2 million.

            Operating Costs. Operating costs for the quarter ended March 31, 1999 were $16.0 million, which was an increase of $6.2 million over the quarter ended March 31, 1998. This increase was primarily driven by acquisitions. As a percentage of revenue, operating costs increased from 42.7% to 45.9%, primarily because properties acquired subsequent to March 31, 1998 had a higher cost structure than existing properties.

            Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended March 31, 1999 increased by $4.0 million, to $11.0 million from $7.0 million for the quarter ended March 31, 1998. The increase in selling, general and administrative expenses during the quarter ended March 31, 1999 was primarily due to acquisitions. As a percentage of revenue, selling, general and administrative expenses increased from 30.4% to 31.3%, primarily because properties acquired subsequent to March 31, 1998 had a higher cost structure than existing properties.


            Depreciation and Amortization. Depreciation and amortization expense for the quarter ended March 31, 1999 increased by $0.6 million, to $3.7 million from $3.1 million for the quarter ended March 31, 1998, as a result of the depreciation and amortization of fixed assets and intangible assets acquired during the period.


            Interest Expense. Interest expense increased by $1.5 million to $5.5 million from $4.0 million due to interest on borrowings used to fund acquisitions subsequent to March 31, 1998.

            EBITDA. EBITDA (which is defined as operating income before interest, taxes, depreciation and amortization) for the quarter ended March 31, 1999 increased by $1.8 million, to $8.0 million from $6.2 million for the quarter ended March 31, 1998. The increase in EBITDA during the quarter ended March 31, 1999 was primarily due to operating income generated by acquisitions and lower newsprint costs, offset by slightly higher labor costs.

            Net Income (Loss). The Company incurred a net loss of $1.4 million for the quarter ended March 31, 1999, compared to a net loss of $1.1 million for the quarter ended March 31, 1998. The $0.3 million increase in net loss is attributable to increased depreciation, amortization, and interest expense associated with the acquisitions.

 LIQUIDITY AND CAPITAL RESOURCES

            Cash Flows From Operating Activities. Net cash from operating activities for the three months ended March 31, 1999 decreased by $3.8 million to $(0.2) million compared with cash provided of $3.6 million provided for the three months ended March 31, 1998. The decrease is due to the timing of the payment of semiannual interest on Operating Company's 9.375% subordinated Notes.


            Cash Flows From Investing Activities. Net cash used in investing activities for the three months ended March 31, 1999 reflects the acquisition of

Life Printing & Publishing, Inc. and the Halstad Shopper. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and clusters of local newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth.


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


         LGP is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Total interest expense for the three months ended March 31, 1999 was $5.5 million including non-cash amortization of financing costs of $0.3 million. The degree to which LGP is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 1999, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic condition or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.


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

         Recent Acquisitions. During the quarter ended March 31, 1999, the Company purchased all of the stock of Life Printing & Publishing, a chain of 17 weekly publications headquartered in Oak Brook, Illinois with a combined circulation of 120,000 in the western suburbs of Chicago, Illinois.


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


         Subsequent Events. On April 9, 1999, the Company announced it had reached an agreement in principle for an exchange of newspapers. The Company will receive 5 daily newspapers, and several weekly publications located in Kansas, Louisiana, Missouri and New York. In exchange, the Company will dispose of 6 daily newspapers and several weekly publications in Northwestern Pennsylvania. No cash will be exchanged in this transaction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's subsidiary, Liberty Group Operating, Inc. has a $125.0 million Revolving Credit Facility that matures in January of 2003. Borrowings under the Revolving Credit Facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined in the Credit Agreement) or the Eurodollar Rate (as defined in the Credit Agreement) plus a margin that varies based upon a ratio set forth in the Credit Agreement. As a result the Company's interest expense will be affected by changes in the Base Rate or in the Eurodollar Rate. At March 31, 1999, the Company had borrowed $80 million under this Revolving Credit Facility.

Part II

ITEM 2.   Changes in Securities and Use of Proceeds.

                          None

ITEM 4.   Submission of Matters to a Vote of Securities Holders.

                          None

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------


27       Financial Data Schedule.

         (b)      Reports on Form 8-K.

         On January 28, 1999 the Company filed a Form 8-K with respect to the acquisition of Life Printing and Publishing Co., Inc.

         On March 29, 1999 the Company filed an Amendment to its Form 8-K with respect to the acquisition of Life Printing and Publishing Co., Inc.

         The following financial statements were included in the 8-K: Combined Balance Sheet, Combined Statement of Income, Combined Statement of Stockholder's Equity, Combined Statement of Cash Flows.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned thereunto duly authorized.


DATE: May 17, 1999                        LIBERTY GROUP OPERATING, INC.
     --------------------------------



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