Form 10-Q
period 1999-06-30
LIBERTY GROUP OPERATING INC
filed 1999-08-16
CIK 1056465

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE QUARTER ENDED                            COMMISSION FILE NUMBER
        JUNE 30, 1999                                       333-46959

                          LIBERTY GROUP OPERATING, INC.
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                         36-4197636
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

3000 DUNDEE ROAD, SUITE 203 NORTHBROOK, ILLINOIS           60062
(Address of Principal Executive Offices)                   (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (847) 272-2244

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                             -----    ------

                                TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION                                       PAGE
------        ---------------------                                       ----
   Item 1     Unaudited Interim Consolidated Financial
              Statements...............................................

              Unaudited Consolidated Balance Sheets at June 30, 1999
              and December 31, 1998....................................
                                                                            1

              Unaudited Consolidated Statements of Operations for the
              Three and Six Months Ended June 30, 1999 and June 30,
              1998.....................................................     2

              Unaudited Consolidated Statements of Cash Flows for
              the Three and Six Months Ended June 30, 1999
              and June 30, 1998........................................     3

              Notes to the Unaudited Interim Consolidated
              Financial Statements.....................................     4

   Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................     6

   Item 3     Quantitative and Qualitative Disclosures
              About Market Risk........................................     9

PART II       OTHER INFORMATION

   Item 2     Changes in Securities and Use of Proceeds................     10
   Item 4     Submission of Matters to a Vote of Security Holders......     10
   Item 6     Exhibits and Reports on Form 8-K.........................     10

SIGNATURE PAGE.........................................................     13

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                    JUNE 30,       DECEMBER 31,
                                                      1999             1998
                                                    --------         --------
Assets
Current Assets:
Cash and cash equivalents.....................      $  1,502         $  1,025
Accounts receivable, net of allowance
for doubtful accounts of $980 and $1,182
in 1999 and 1998, respectively................        16,349            15,021
Inventory.....................................         1,929             2,200
Prepaid expenses..............................           894               240
Other current assets..........................           158               144
                                                    --------          --------
Total current assets..........................        20,832            18,630
Property, plant and equipment, net............        34,451            29,283
Intangible assets, net........................       379,852           350,754
Deferred financing costs, net.................         7,888             7,680
Other assets..................................            --                54
                                                    --------          --------
Total assets..................................      $443,023          $406,401
                                                    ========          ========

Liabilities and stockholders' equity (deficit)
Current Liabilities:
Borrowings under revolving credit facility....      $ 75,350          $ 46,000
Current portion of long-term liabilities......            17               388
Accounts payable..............................         3,033             2,157
Accrued interest..............................         7,515             7,459
Accrued expenses..............................         7,478             7,023
Deferred revenue..............................         6,424             5,777
                                                    --------          --------

Total current liabilities.....................        99,817            68,804

Long-term liabilities:
Senior subordinated notes.....................       180,000           180,000
Long-term liabilities, less current portion...         1,992             1,446
Deferred income taxes.........................        13,715             8,455
                                                    --------          --------

Total liabilities.............................       295,524           258,705

Additional paid in capital....................       148,661           148,661
Accumulated deficit...........................        (1,162)             (965)
                                                    --------          --------

Total stockholders' equity....................       147,499           147,696
Total liabilities and stockholders' equity....      $443,023          $406,401
                                                    ========          ========





          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                               THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30
                               ---------------------------   ------------------------
                                    1999         1998              1999        1998
REVENUES:
   Advertising                     $29,334      $19,230          $54,957      $35,321
   Circulation                       6,774        5,466           13,350       10,787
   Job printing and other            3,403        1,847            6,207        3,422
                                   -------      -------          -------      -------
Total revenues                      39,511       26,543           74,514       49,530
OPERATING COSTS AND EXPENSES:
   Operating costs                  17,179       10,331           33,229       19,820
   Selling, general and
     administrative                 11,425        8,624           22,396       15,930
   Depreciation and amortization     3,678        2,717            7,346        5,800
                                   -------      -------          -------      -------
Income from operations               7,229        4,871           11,543        7,980

Interest expense                     5,689        4,554           11,217        8,562
Amortization of debt issue costs       270          253              523          422
                                   -------      -------          -------      -------
Income (loss) before income taxes    1,270           64             (197)      (1,004)

Income taxes                            --           --               --           --
                                   -------      -------          -------      -------
Net income (loss)                    1,270           64             (197)      (1,004)
                                   =======      =======          =======      =======



          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)


                                                            SIX MONTHS ENDED JUNE 30,
                                                            --------------------------
                                                              1999             1998
                                                            --------         ---------
Cash flows from operating activities:
     Net loss                                               $   (197)        $  (1,004)
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
         Depreciation and amortization                         7,346             5,800
         Amortization of debt issue costs                        523               422
         Non-Cash Compensation                                    92                --
     Changes in assets and liabilities,
         net of acquisitions:
         Working capital-net                                  (1,546)            9,101
         Other assets                                             54              (614)
                                                            --------         ---------
Net cash flows provided by operating activities:               6,272            13,705
                                                            --------         ---------

Cash flows from investing activities:
     Purchases of property, plant and equipment               (2,140)             (325)
     Acquisitions, net of cash acquired                      (33,180)         (330,077)
                                                            --------         ---------
Net cash flows used in investing                             (35,320)         (330,402)
     activities:
Cash flows from financing activities:
     Net proceeds from issuing long-term debt                     --            172,464
     Net borrowings under revolving credit facility           29,350
     Net proceeds from issuing common stock                       --           148,503
     Net increase (decrease) in long-term liabilities            175                26
                                                            --------         ---------
Net cash provided by financing activities                     29,525           320,993
                                                            --------         ---------

Net decrease in cash and cash equivalents                        477             4,296

Cash and cash equivalents, at beginning of period              1,025                --
                                                            --------         ---------
Cash and cash equivalents, at end of period                 $  1,502         $   4,296
                                                            ========         =========



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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial statements as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 should be read in conjunction with the December 31, 1998 audited consolidated financial statements of the Company included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The Company began operations on January 27, 1998, upon the acquisition of virtually all of the assets and certain liabilities that were used primarily in the business of publishing, marketing and distributing a total of 166 community newspapers and related publications. The effective date of the initial acquisition was January 1, 1998. Since that time, the Company has purchased an additional 103 publications, for a total of 269 publications in 15 states across the United States.

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

The Operating Company has in place a $175.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is secured by substantially all of the tangible and intangible assets of the Operating Company. Borrowings under the revolving credit facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined in the credit agreement) or the Eurodollar Rate (as defined in the credit agreement) plus a margin that varies based upon a ratio set forth in the credit agreement (the "Applicable Margin"). Under the terms of the Revolving Credit Facility, the Company pays a fee equal to the Applicable Margin for Eurodollar Rate Advances (as defined in the credit agreement) per annum on the aggregate amount of outstanding letters of credit. The Operating Company also pays a fee on the unused portion of the Revolving Credit Facility. No principal payments are due on the Revolving Credit facility until the maturity date January 27, 2003. At June 30, 1999, the Operating Company has utilized $75.4 million of the Revolving Credit Facility.

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

(6) SUBSEQUENT EVENTS

On July 1, 1999 the Operating Company consummated an exchange of assets with Newspaper Holdings, Inc. The Operating Company transferred to Newspaper Holdings substantially all the assets used in, and the liabilities related to, the publication, marketing and distribution of seven newspaper businesses operated in the following communities in Pennsylvania: Corry; Kane; Punxsutawney; Ridgway; Saint Mary's; Titusville; and Warren County. In exchange, the
Operating Company accepted substantially all the assets used in, and the liabilities related to, the publication, marketing and distribution of seven newspaper businesses operated in the following communities: Moberly, Missouri; Joplin, Missouri; Oswego, New York; Beatrice, Nebraska: Donaldsonville, Louisiana; Bastrop, Louisiana; and Pratt, Kansas. The Operating Company believes that the assets transferred to Newspaper Holdings by the Operating Company had an approximate value of $45 million and the assets transferred to the Operating Company by Newspaper Holdings had an approximate value of $45 million.

Prior to this transaction, no material relationship existed between the Operating Company and Newspaper Holdings, or between any affiliates of such entities.

Subsequent to the closing of the asset exchange, Newspaper Holdings paid to the Operating Company approximately $209,000 in cash which is the amount by which the net working capital of the working capital of the newspaper groups transferred to Newspaper Holdings exceeded the net working capital of the newspaper groups transferred to the Operating Company.

The Company also acquired the following newspapers subsequent to June 30, 1999:


Title                           Location          Type of Paper     Circulation
-----                           --------          -------------     -----------
Lake Area News Focus            Lake Ozark, MO      Shopper             11,500
Tube Tab                        Lake Ozark, MO      Shopper             16,500
Lake of the Ozarks Boats        Lake Ozark, MO      Shopper              9,500
Lake of the Ozarks Real Estate  Lake Ozark, MO      Shopper              9,500
Batavia Republican              Batavia, IL         Weekly               1,400
Geneva Republican               Geneva, IL          Weekly               3,500
St. Charles Republican          St. Charles, IL     Weekly              16,000
Winfield Press                  Winfield, IL        Weekly               3,500
Warrenville Free Press          Warrenville, IL     Weekly               1,100
Wayne Countryside Press         Wayne, IL           Weekly                 215
West Chicago Press              West Chicago, IL    Weekly               3,600
Glen Ellyn News                 Glen Ellyn, IL      Weekly               5,200
Warrenville Post                Warrenville, IL     Weekly               3,600
Wheaton Leader                  Wheaton, IL         Weekly               7,500
Winfield Estate                 Winfield, IL        Weekly               2,600
Maryville Daily Forum           Maryville, MO       Daily                3,500
Weekly Bargain Shopper          Maryville, MO       Shopper             10,500

The aggregate acquisition cost of the above newspapers was $13.1 million.

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

OVERVIEW

    The Company is a leading publisher of community newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company owns 269 publications, including 65 daily newspapers and 121 paid weekly newspapers, in 15 states. Revenues are derived from advertising (73% of 1998 total revenues), circulation (20%) and job printing and other (7%).

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

    The Company began operations on January 27, 1998, upon the acquisition of virtually all of the assets and certain liabilities that were used primarily in the business of publishing, marketing and distributing a total of 166 community newspapers and related publications. The effective date of the initial acquisition was January 1, 1998. Since that time, the Company has purchased an additional 103 publications, for a total of 269 publications in 15 states across the United States.

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

    RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1998

Total Revenues. Total revenues for the quarter ended June 30, 1999 increased by $13.0 million, or 49%, to $39.5 million from $26.5 million for the quarter ended June 30, 1998. The increase in total revenues for the quarter was comprised of a $10.1 million increase in advertising revenue, a $1.3 million increase in circulation revenue and a $1.6 million increase in job printing and other revenue. Total revenues for the six months ended June 30, 1999 increased by $25.0 million, or 50%, to $74.5 million from $49.5 million as of June 30, 1998. The increase in total revenues for the six months ended June 30, 1999 was primarily due to acquisitions and was comprised of a $19.6 million increase in advertising revenue and a $2.6 million increase in circulation revenue, while job printing and other revenue increased by $2.8 million.

    Operating Costs. Operating costs for the quarter ended June 30, 1999 were $17.2 million which was an increase of $6.9 million over the quarter ended June 30, 1998. Total Operating costs, for the six months ended June 30, 1999 increased by $13.4 million, to $33.2 million from $19.8 million as of June 30, 1998. This increase was primarily driven by acquisitions. As a percentage of revenue, for the quarter ended June 30, 1999, operating costs increased from 38.9% to 43.5%, primarily because properties acquired subsequent to June 30, 1998 had a higher cost structure than existing properties.

    Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended June 30, 1999 increased by $2.8 million, to $11.4 million from $8.6 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999 selling, general and administrative expenses increased by $6.5 million to $22.4 million from $15.9 million as of June 30, 1998. The increase in selling, general and administrative expenses during the quarter ended June 30, 1999 was primarily due to acquisitions. As a percentage of revenue, selling, general and administrative expenses increased from 28.9% to 32.5%, primarily because properties acquired subsequent to June 30, 1998 had a higher cost structure than existing properties.

    Depreciation and Amortization. Depreciation and amortization expense for the quarter ended June 30, 1999 increased by $1.0 million, to $3.7 million from $2.7 million for the quarter ended June 30, 1998, as a result of the depreciation and amortization of fixed assets and intangible assets acquired subsequent to June 30, 1998. For the six months ended June 30, 1999 depreciation and amortization expense increased by $1.5 million to $7.3 million from $5.8 million as of June 30, 1998 primarily because of properties acquired subsequent to June 30, 1998.

    Interest Expense. Interest expense for the quarter ended June 30, 1999 increased by $1.0 million to $5.7 million from $4.6 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999, interest expense increased $ 2.6 million to $11.2 million from $8.6 million as of June 30, 1998. The increase in interest expense was primarily due to interest on borrowings used to fund acquisitions subsequent to June 30, 1998.

    EBITDA. EBITDA (which is defined as operating income before interest, taxes, depreciation and amortization) for the quarter ended June 30, 1999 increased by $3.3 million, to $10.9 million from $7.6 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999, EBITDA increased $5.1 million, to $18.9 million from $13.8 million as of June 30, 1998. The increase in EBITDA during the quarter ended June 30, 1999 was primarily due to operating income generated by acquisitions, higher sales volume, and lower newsprint costs.

    Net Income (Loss). The Company had net income of $1.3 million for the quarter ended June 30, 1999, compared to net income of $0.1 million for the quarter ended June 30, 1998. The $1.2 million increase is attributable to higher sales volume, lower newsprint costs, and earnings from the companies acquired. For the six months ended June 30, 1999, the Company incurred a net loss of $0.2 million compared to a net loss of $ 1.0 million for the six months ended June 30, 1998. The $0.8 million decrease in the net loss is attributable to higher sales volume, lower newsprint costs, and earnings from the companies acquired.

LIQUIDITY AND CAPITAL RESOURCES

    Cash Flows From Operating Activities. Net cash from operating activities for the six months ended June 30, 1999 decreased by $9.1 million to $4.8 million compared with cash provided of $13.9 million for the six months ended June 30, 1998. The decrease is due to the timing of the payment of semiannual interest on Operating Company's 9.375% subordinated notes.

Cash Flows From Investing Activities. Net cash used in investing activities for the three months ended June 30, 1999 reflects the acquisitions of Life Printing & Publishing, Inc. and the Halstad Shopper. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and clusters of local newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth.

    Cash Flows From Financing Activities. Net cash flows from financing activities for the six months ended June 30, 1999 reflects borrowings made under the Company's Revolving Credit Facility to fund acquisition costs. The Company is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

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

    The Operating Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Total interest expense for the six months ended June 30, 1999 was $11.2 million including non-cash amortization of financing costs of $0.5 million. The degree to which the Operating Company is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 1999, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage;
(iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic condition or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

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

    Subsequent Events.

On July 1, 1999 the Operating Company consummated an exchange of assets with Newspaper Holdings, Inc. The Operating Company transferred to Newspaper Holdings substantially all the assets used in, and the liabilities related to, the publication, marketing and distribution of seven newspaper businesses operated in the following communities in Pennsylvania: Corry; Kane; Punxsutawney; Ridgway; Saint Mary's; Titusville; and Warren County. In exchange, the
Operating Company accepted substantially all the assets used in, and the liabilities related to, the publication, marketing and distribution of seven newspaper businesses operated in the following communities: Moberly, Missouri; Joplin, Missouri; Oswego, New York; Beatrice, Nebraska: Donaldsonville, Louisiana; Bastrop, Louisiana; and Pratt, Kansas. The Operating Company believes that the assets transferred to Newspaper Holdings by the Operating Company had an approximate value of $45 million and the assets transferred to the Operating Company by Newspaper Holdings had an approximate value of $45 million.

Prior to this transaction, no material relationship existed between the Operating Company and Newspaper Holdings, or between any affiliates of such entities.

Subsequent to the closing of the asset exchange, Newspaper Holdings paid to the Operating Company approximately $209,000 in cash which is the amount by which the net working capital of the working capital of the newspaper groups transferred to Newspaper Holdings exceeded the net working capital of the newspaper groups transferred to the Operating Company.

The Company also acquired the following newspapers subsequent to June 30, 1999:


Title                                 Location         Type of Paper       Circulation
-----                                 --------         -------------       -----------

Lake Area News Focus               Lake Ozark, MO         Shopper            11,500
Tube Tab                           Lake Ozark, MO         Shopper            16,500
Lake of the Ozarks Boats           Lake Ozark, MO         Shopper             9,500
Lake of the Ozarks Real Estate     Lake Ozark, MO         Shopper             9,500
Batavia Republican                 Batavia, IL            Weekly              1,400
Geneva Republican                  Geneva, IL             Weekly              3,500
St. Charles Republican             St. Charles, IL        Weekly             16,000
Winfield Press                     Winfield, IL           Weekly              3,500
Warrenville Free Press             Warrenville, IL        Weekly              1,100
Wayne Countryside Press            Wayne, IL              Weekly                215
West Chicago Press                 West Chicago, IL       Weekly              3,600
Glen Ellyn News                    Glen Ellyn, IL         Weekly              5,200
Warrenville Post                   Warrenville, IL        Weekly              3,600
Wheaton Leader                     Wheaton, IL            Weekly              7,500
Winfield Estate                    Winfield, IL           Weekly              2,600
Maryville Daily Forum              Maryville, MO          Daily               3,500
Weekly Bargain Shopper             Maryville, MO          Shopper            10,500


The aggregate acquisition cost of the above newspapers was $13.1 million.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's subsidiary, Liberty Group Operating, Inc. has a $175.0 million Revolving Credit Facility that matures in January of 2003. Borrowings under the Revolving Credit Facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined in the Credit Agreement) or the Eurodollar Rate (as defined in the Credit Agreement) plus a margin that varies based upon a ratio set forth in the Credit Agreement. As a result the Company's interest expense will be affected by changes in the Base Rate or in the Eurodollar Rate. At June 30, 1999, the Company had borrowed $75.4 million under this Revolving Credit Facility.

Part II

ITEM 2.   Changes in Securities and Use of Proceeds.

    None

ITEM 4.   Submission of Matters to a Vote of Securities Holders.

    None

ITEM 6.   Exhibits and Reports on Form 8-K


                 EXHIBIT
                 NUMBER                      DESCRIPTION
                 ------                      -----------

                  27         Financial Data Schedule.

                             (b)  Reports on Form 8-K.

                             On July 16, 1999 the Company filed a Form 8-K with respect to its exchange of newspapers with Newspapers Holdings, Inc.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned thereunto duly authorized.


                 DATE: August 16, 1999         LIBERTY GROUP OPERATING, INC.
                 ---------------------



                                               /s/ Kenneth L. Serota
                                               -------------------------------
                                               Kenneth L. Serota
                                               President and Chief Executive
                                               Officer



                                               /s/ Kevin O'Shea
                                               -------------------------------
                                               Kevin O'Shea
                                               Senior Vice President and
                                               Chief Financial Officer
                                               Principal Financial Officer