Form 10-Q
period 1999-09-30
LIBERTY GROUP OPERATING INC
filed 1999-11-15
CIK 1056465

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE QUARTER ENDED                            COMMISSION FILE NUMBER
     SEPTEMBER 30, 1999                                       333-46959

                          LIBERTY GROUP OPERATING, INC.
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                      36-4197636
  (State or Other Jurisdiction of                       (I.R.S. Employer
  (Incorporation or Organization)                      Identification No.)

  3000 DUNDEE ROAD, SUITE 203 NORTHBROOK, ILLINOIS            60062
  (Address of Principal Executive Offices)                  (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (847) 272-2244

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---    ---

                                TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION                                           PAGE
------         ---------------------                                           ----
  Item 1       Unaudited Interim Consolidated Financial Statements

               Unaudited Consolidated Balance Sheets at September 30,
               1999 and December 31, 1998 ....................................   1

               Unaudited Consolidated Statements of Operations for the
               Three and Nine Months Ended September 30, 1999 and
               September 30, 1998 ............................................   2

               Unaudited Consolidated Statements of Cash Flows for the
               Three and Nine Months Ended September 30, 1999 and
               September 30, 1998 ............................................   3

               Notes to the Unaudited Interim Consolidated Financial
               Statements ....................................................   4

  Item 2       Management's Discussion and Analysis of Financial Condition
               and Results of Operations .....................................   6

  Item 3       Quantitative and Qualitative Disclosures About Market
               Risk ..........................................................   9

PART II        OTHER INFORMATION

  Item 2       Changes in Securities and Use of Proceeds .....................  10
  Item 4       Submission of Matters to a Vote of Security Holders ...........  10
  Item 6       Exhibits and Reports on Form 8-K ..............................  10

SIGNATURE PAGE ...............................................................  11

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                        1999              1998
                                                                    -------------     ------------
Assets
Current Assets:
Cash and cash equivalents ....................................        $      --        $   1,025
Accounts receivable, net of allowance for doubtful accounts of
$1,194 and $1,182 in 1999 and 1998, respectively..............           19,742           15,021

Inventory ....................................................            1,938            2,200
Prepaid expenses .............................................              679              240
Other current assets .........................................              644              144
                                                                      ---------        ---------
Total current assets .........................................           23,003           18,630
Property, plant and equipment, net ...........................           35,763           29,283
Intangible assets, net .......................................          403,903          350,754
Deferred financing costs, net ................................            6,539            7,680
Other assets .................................................               --               54
                                                                      ---------        ---------
Total assets .................................................        $ 469,208        $ 406,401
                                                                      =========        =========

Liabilities and stockholders' equity (deficit)
Current Liabilities:
Borrowings under revolving credit facility ...................        $  92,400        $  46,000
Current portion of long-term liabilities .....................              400              388
Accounts payable .............................................            4,528            2,157
Accrued interest .............................................            4,272            7,459
Accrued expenses .............................................            8,562            7,023
Deferred revenue .............................................            6,897            5,777
                                                                      ---------        ---------

Total current liabilities ....................................          117,059           68,804

Long-term liabilities:
Senior subordinated notes ....................................          180,000          180,000
Long-term liabilities, less current portion ..................            1,517            1,446
Deferred income taxes ........................................           15,691            8,455
                                                                      ---------        ---------

Total liabilities ............................................          314,267          258,705

Stockholders' equity/(deficit):
Additional paid in capital ...................................          148,663          148,661
Accumulated earnings/(deficit) ...............................            6,278             (965)
                                                                      ---------        ---------
Total stockholders' equity ...................................          154,941          147,696
                                                                      ---------        ---------
Total liabilities and stockholders' equity ...................        $ 469,208        $ 406,401
                                                                      =========        =========



          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                     THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30
                                     --------------------------------    ------------------------------
                                           1999            1998               1999            1998
REVENUES:
     Advertising                        $  31,750       $  20,889          $  86,707       $  56,336
     Circulation                            6,900           5,897             20,250          16,684
     Job printing and other                 3,428           2,254              9,636           5,550
                                        ---------       ---------          ---------       ---------
Total revenues                             42,078          29,040            116,593          78,570
OPERATING COSTS AND EXPENSES:
     Operating costs                       18,558          11,818             51,787          31,638
     Selling, general and                  12,157           9,212             34,554          25,142
       administrative
     Depreciation and amortization          3,747           3,095             11,093           8,895
                                        ---------       ---------          ---------       ---------
Income from operations                      7,616           4,915             19,159          12,895

Interest expense                            6,573           4,614             17,790          13,176
Amortization of debt issue costs              292             253                815             675
                                        ---------       ---------          ---------       ---------
Income (loss)                                 751              48                554            (956)

Note gain on exchange and disposition
  of assets                                 6,689              --              6,689              --
                                        ---------       ---------          ---------       ---------

Net income (loss)                           7,440              48              7,243            (956)
                                        =========       =========          =========       =========



          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                    1999              1998
Cash flows from operating activities:
  Net income (loss)                                              $   7,243        $    (956)
Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
     Depreciation and amortization                                  11,093            8,895
     Amortization of debt issue costs                                  815              675
     Net gain on exchange and disposition of assets                 (6,689)              --
  Changes in assets and liabilities, net of acquisitions:
     Working capital-net                                            (5,391)           6,081
     Other assets                                                       54              415
                                                                 ---------        ---------
Net cash flows provided by
  Operating activities                                               7,125           15,110
                                                                 ---------        ---------
Cash flows from investing activities:
  Purchases of property, plant
    and equipment                                                   (3,205)          (1,502)
  Acquisitions, net of cash                                        (51,416)        (350,137)
    Acquired                                                     ---------       ----------
Net cash flows used in investing
  activities                                                       (54,621)        (351,639)
                                                                 ---------        ---------
Cash flows from financing activities:
  Net proceeds from issuing
    long-term debt                                                      --          172,464
  Net borrowings under
    revolving credit facility                                       46,400           20,000
  Net proceeds from issuing common stock                                --          148,503
  Increase in long term liabilities                                     71               --
Net cash provided by                                                    --               --
                                                                 ---------        ---------
  financing activities                                              46,471          340,967
                                                                 ---------        ---------
Net increase (decrease) in cash and cash                            (1,025)           4,438
  Equivalents
Cash and cash equivalents, at                                        1,025               --
  beginning of period
Cash and cash equivalents, at                                    ---------        ---------
  end of period                                                  $      --        $   4,438
                                                                 =========        =========
Supplemental disclosure of non-cash investing activities-
Net gain on exchange and disposition of assets                   $   6,689               --


          See accompanying notes to consolidated financial statements.

                          LIBERTY GROUP OPERATING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY, BASIS OF PRESENTATION AND ACQUISITION

Liberty Group Operating, Inc. ("Operating Company") is a leading publisher of community newspapers and related publications that are the dominant source of local news and print advertising in their communities. Operating Company is a wholly-owned subsidiary of Liberty Group Publishing, Inc ("LGP"). The interim consolidated financial statements include the accounts of Operating Company and its consolidated subsidiaries (the "Company").

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial statements as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 should be read in conjunction with the December 31, 1998 audited consolidated financial statements of the Company included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The Company began operations on January 27, 1998, upon the acquisition of virtually all of the assets and certain liabilities that were used primarily in the business of publishing, marketing and distributing a total of 166 community newspapers and related publications. The effective date of the initial acquisition was January 1, 1998. Through September 30, 1999, the Company has purchased an additional 124 publications, net of 7 dispositions, for a total of 290 publications in 16 states across the United States.

The Company has accounted for these acquisitions using the purchase method of accounting. Accordingly, the costs of each acquisition have been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations where appropriate. The costs of certain intangible assets acquired are being amortized over periods ranging from 5 to 40 years.

(2) BORROWINGS

The acquisitions, including the payment of related fees and expenses, were financed in part from the proceeds of $180.0 million from the issuance and sale by the Operating Company of $180.0 million aggregate principal amount of 9.375% Senior Subordinated Notes (the "Notes") due February 1, 2008 and the proceeds of $50.5 million from the issuance and sale by LGP of $89.0 million aggregate principal amount of 11.625% Senior Discount Debentures (the "Debentures") due February 1, 2009.

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

The Operating Company has in place a $175.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is secured by substantially all of the tangible and intangible assets of the Operating Company. Borrowings under the revolving credit facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined in the credit agreement) or the Eurodollar Rate (as defined in the credit agreement) plus a margin that varies based upon a ratio set forth in the credit agreement (the "Applicable Margin"). Under the terms of the Revolving Credit Facility, the Company pays a fee equal to the Applicable Margin for Eurodollar Rate Advances (as defined in the credit agreement) per annum on the aggregate amount of outstanding letters of credit. The Operating Company also pays a fee on the unused portion of the Revolving Credit Facility. No principal payments are due on the Revolving Credit Facility until the maturity date January 27, 2003. At September 30, 1999 the Operating Company has utilized $92.4 million of the Revolving Credit Facility.

(3) STOCKHOLDERS' EQUITY (DEFICIT)

LGP owns 100% of the Common Stock of the Operating Company. There are no other classes of stock.

(4) RELATED PARTY TRANSACTIONS

On January 27, 1998 the Company entered into a Management Agreement with Leonard Green & Partners, L.P. ("Green"), the principal stockholder of LGP; whereby, Green will provide management, consulting and financial planning services to the Company for an annual management fee of $1.0 million. Green owns 100% of the Junior Preferred Stock and 90% of the Common Stock of LGP.

(5) RECLASSIFICATIONS

    Certain amounts in prior years' financial statements have been reclassified to conform to the 1999 presentation.

(6) SUBSEQUENT EVENTS

The following newspapers were acquired by the Company subsequent to September 30, 1999:


TITLE                          LOCATION           TYPE OF PAPER   CIRCULATION
-----                          --------           -------------   -----------
Star Courier                   Kewanee, IL        Daily                 5,756
Star Extra                     Kewanee, IL        Shopper               5,000
Atkinson-Annawan News          Kewanee, IL        Weekly                2,200
Henry County Advertizer        Geneseo, IL        Shopper              17,881
Ottumwa Courier                Ottumwa, IA        Daily                18,000
Wapello County Shopper         Ottumwa, IA        Shopper              20,000
Forever Young                  Ottumwa, IA        Magazine             11,600
Area Visitors Guide            Ottumwa, IA        Magazine             20,000
Neighbors                      Ottumwa, IA        Tab                  10,000
Homes                          Ottumwa, IA        Tab                   4,000
Times Record                   Aledo, IL          Weekly                3,000
Town Crier                     Aledo, IL          Shopper              11,917
Eldora Herald-Ledger           Eldora, IA         Weekly                2,600
Hardin County Index            Eldora, IA         Weekly                2,600
Times-Plain Dealer             Cresco, IA         Weekly                3,450
The Extra                      Cresco, IA         Shopper               7,255

The following newspapers were disposed by the Company subsequent to September 30, 1999:


TITLE                          LOCATION           TYPE OF PAPER   CIRCULATION
-----                          --------           -------------   -----------
Daily Sun                       Beatrice, NE       Daily                8,500
Penny Press 5                   Beatrice, NE       Shopper             18,500
Plug Nickel                     Beatrice, NE       Shopper              9,000
Weekender                       Beatrice, NE       Weekly              22,000
Sunland                         Beatrice, NE       Shopper             14,500
The Atchison Daily Globe        Atchison, KS       Daily                3,500
Atchison Area Advertiser        Atchison, KS       Shopper              3,800

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the historical financial statements of the Company, including the notes thereto which have been summarized in the Company's Annual Report on Form 10-K, SEC file number 333-46959. Certain information in this section includes forward-looking statements pertaining to, among other things, competition in its markets, availability of adequate acquisition opportunities, price and availability of newsprint, significant use of leverage, general economic conditions, and environmental matters.

OVERVIEW

    The Company is a leading publisher of community newspapers and related publications that are the dominant source of local news and print advertising in their markets. As of September 30, 1999, the Company owned 290 publications, including 67 daily newspapers, and 123 paid weekly newspapers, in 16 states. Revenues are derived from advertising (73% of 1998 total revenues), circulation (20%), and job printing and other (7%).

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

    The Company began operations on January 27, 1998, upon the acquisition of virtually all of the assets and certain liabilities that were used primarily in the business of publishing, marketing and distributing a total of 166 community newspapers and related publications. The effective date of the initial acquisition was January 1, 1998. Since that time, the Company has purchased an additional 124 publications, net of 7 dispositions, for a total of 290 publications in 16 states across the United States.

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

    Although the quarter ended September 30, 1999 resulted in a net income position, the Company anticipates that in the forseeable future it will be in a tax loss position due to depreciation, amortization, and interest expense related to acquisitions. Given the uncertainty as to the timing of the Company's ability to utilize such losses to offset future taxable income, the Company does not presently anticipate recording any tax benefit associated with its pre-tax losses.

    RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

    Total Revenues. Total revenues for the quarter ended September 30, 1999 increased by $13.1 million, or 45%, to $42.1 million from $29.0 million for the quarter ended September 30, 1998. The increase in total revenues for the quarter was comprised of a $10.9 million increase in advertising revenue, a $1.0 million increase in circulation revenue, and a $1.2 million increase in job printing and other revenue. Total revenues for the nine months ended September 30, 1999 increased by $38.0 million, or 48%, to $116.6 million from $78.6 million as of September 30, 1998. The increase in total revenues was primarily due to acquisitions, as well as revenue growth from existing properties and was comprised of a $30.4 million increase in advertising revenue and a $3.6 million increase in circulation revenue, while job printing and other revenue increased by $4.0 million.

    Operating Costs. Operating costs for the quarter ended September 30, 1999 were $18.6 million which was an increase of $6.8 million over the quarter ended September 30, 1998. Total Operating costs, for the nine months ended September 30, 1999 increased by $20.2 million, to $51.8 million from $31.6 million as of September 30, 1998. This increase was primarily driven by acquisitions. As a percentage of revenue, for the quarter ended September 30, 1999, operating costs increased from 40.7% to 44.1%, primarily because properties acquired subsequent to September 30, 1998 had a higher cost structure than existing properties.

    Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended September 30, 1999 increased by $3.0 million, to $12.2 million from $9.2 million for the quarter ended September 30, 1998. For the nine months ended

September 30, 1999 selling, general and administrative expenses increased by $9.5 million to $34.6 million from $25.1 million as of September 30, 1999. The increase in selling, general and administrative expenses during the quarter ended September 30, 1999 was primarily due to acquisitions. As a percentage of revenue, for the quarter ended September 30, 1999, selling, general and administrative expenses decreased from 31.7% to 28.9%, primarily because properties acquired subsequent to September 30, 1998 had a lower cost structure than existing properties.

    Depreciation and Amortization. Depreciation and amortization expense for the quarter ended September 30, 1999 increased by $0.6 million to $3.7 million from $3.1 million for the quarter ended September 30, 1998. The increase is a result of the depreciation and amortization of fixed and intangible assets acquired during the period. For the nine months ended September 30, 1999, depreciation and amortization expense increased by $2.2 million to $11.1 million from $8.9 million as of September 30, 1998 primarily because of properties acquired subsequent to September 30, 1998, as well as higher interest rates on the revolving credit facility.

    Interest Expense. Interest expense for the quarter ended September 30, 1999 increased by $2.0 million to $6.6 million from $4.6 million for the quarter ended September 30, 1998. For nine months ended on September 30, 1999, interest expense increased $ 4.6 million to $17.8 million from $3.2 million as of September 30, 1998. The increase in interest expense was primarily due to interest on borrowings used to fund acquisitions subsequent to September 30, 1998.

    EBITDA. EBITDA (which is defined as operating income before interest, taxes, depreciation and amortization) for the quarter ended September 30, 1999 increased by $3.4 million, to $11.4 million from $8.0 million for the quarter ended September 30, 1998. For nine months ended on September 30, 1999, EBITDA increased $8.5 million, to $30.3 million from $21.8 million as of September 30, 1998. The increase in EBITDA during the quarter ended September 30, 1999 was primarily due to operating income generated by acquisitions, higher sales volume, and lower newsprint costs.

    Net Income (Loss). The Company had net income of $7.4 million for the quarter ended September 30, 1999, compared to net income of $0.05 million for the quarter ended September 30, 1998. The $7.4 million increase is attributable to higher sales volume, lower newsprint costs, and, earnings from new acquisitions, as well as, a net gain from the exchange of properties with Newspaper Holdings, Inc. and the disposition of the Atchison Daily Globe. For the nine months ended September 30, 1999, the Company recognized net income of $7.2 million compared to a net loss of $ 1.0 million. The $8.2 million increase in net income is attributable to higher sales volume, lower newsprint costs, earnings from the companies acquired, new acquisitions, and net gains from the exchange and disposition of assets.

LIQUIDITY AND CAPITAL RESOURCES

    Cash Flows From Operating Activities. Cash flows from operating activities for the nine months ended September 30, 1999 decreased by $8.0 million to $7.1 million compared with cash provided of $15.1 million for the nine months ended September 30, 1998. The decrease is primarily due to only one payment of semi-annual interest on Operating Company's 9.375% Subordinated Notes and higher receivables.

    Cash Flows From Investing Activities. Net cash used in investing activities for the nine months ended September 30, 1999 reflects the acquisitions of Life Printing and Publishing, Inc., Halstad Shopper, Missouri Ozarks, Press Republican, the Maryville Daily Forum, Glen News Printing, and Maverick Media as well as the exchange of properties with Newspaper Holdings, Inc., and the disposition of the Atchison Daily Globe. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and clusters of community newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth.

    Cash Flows From Financing Activities. Net cash flows from financing activities for the nine months ended September 30, 1999 reflects borrowings made under the Company's Revolving Credit Facility to fund acquisition costs. The Company is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future

    Liquidity. The Company's principal sources of funds will be cash provided by operating activities and borrowings under its Revolving Credit Facility. The Company believes that such funds will provide the Company with sufficient liquidity and capital resources to meet its current and financial obligations for the foreseeable future. See Note 2 to the Unaudited Consolidated Financial Statements for a summary of the terms of the Revolving Credit Facility.

    The Operating Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Total interest expense for the nine months ended September 30, 1999 was $17.8 million including non-cash amortization of financing costs of $1.1 million. The degree to which the Operating Company is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 1999, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic condition or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

    Year 2000. The Company has a program to assess, remediate and mitigate the potential impact of the Year 2000 problem throughout the Company. A Year 2000 problem will occur where date-sensitive software uses two digit year date fields, sorting the year 2000 ("00") before the year 1999 ("99"). The Year 2000 problem can arise in software, technology equipment, or any other equipment or process that uses embedded software, resulting in data corruption and processing errors.

    The Company has evaluated its internal software and computer systems and believes its costs associated with addressing the risk of operational disruption from internal software systems failures relating to Year 2000 issues will be approximately $0.4 million in 1999.

    Management believes that the Company's systems will be substantially Year 2000 ready prior to the commencement of the Year 2000. The Company should not have a material business risk from such Year 2000 issues provided the Company's suppliers, vendors, service providers and customers, over which the Company has no control, successfully address their own Year 2000 issues. The Company has assessed and will continue to monitor its suppliers, vendors, service providers and customers Year 2000 remediation efforts.

    Recent Acquisitions. In pursuit of its strategy to acquire community publications, the Company recently consummated several acquisitions. On July 1, 1999, the Company acquired the assets of Missouri Ozarks Publishing, a group of shopper publications in Osage Beach, MO with circulation of approximately 49,000. On July 1, 1999, the Company purchased the stock of Press Republican, a group of weekly newspapers in the Chicago suburbs, with a combined circulation of approximately 32,000. On July 31, 1999, the Company purchased the stock of Glen News, a group of weekly newspapers in the Chicago suburbs, with a combined circulation of approximately 24,000. On July 31, 1999, the Company acquired the assets of the Maryville Daily Forum, a daily publication with circulation of approximately 4,200. On July 1, 1999, the Company traded seven Pennsylvania properties for Moberly, MO; Joplin, MO; Beatrice, NE; Oswego, NY; Pratt, KS; Donaldsonville, LA and Bastrop, LA. On September 1, 1999, the Company acquired the assets of Penny Press 2 and Gentry County Shopper, located in Maryville, MO, with circulation of 19,600 and 13,000, respectively. Each of these purchases will be accounted for using the purchase method of accounting.

    Safe Harbor Provision. This Form 10-Q contains "forward-looking statements," which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate," "seek," or "continue" or the negative thereof or other variations thereon or comparable terminology. In particular, any statements, expressed or implied, concerning the future operating results or the ability to generate revenues, income or cash flow are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been accurate. The Company disclaims any obligation to update any such forward-looking statements or to publicly announce results of any revisions to any of the forward-looking statements contained in this Form 10-Q to reflect future events or developments. All forward-looking statements are expressly qualified by such cautionary statements. Actual results could differ materially and adversely from the forward-looking statements as a result of, among other things, competition in the Company's markets, availability of attractive acquisition opportunities, price and availability of newsprint, the Company's significant use of leverage, general economic conditions and environmental matters.

    Subsequent Events.

The following newspapers were acquired by the Company subsequent to September 30, 1999:


TITLE                          LOCATION           TYPE OF PAPER   CIRCULATION
-----                          --------           -------------   -----------
Star Courier                   Kewanee, IL        Daily                 5,756
Star Extra                     Kewanee, IL        Shopper               5,000
Atkinson-Annawan News          Kewanee, IL        Weekly                2,200
Henry County Advertizer        Geneseo, IL        Shopper              17,881
Ottumwa Courier                Ottumwa, IA        Daily                18,000
Wapello County Shopper         Ottumwa, IA        Shopper              20,000
Forever Young                  Ottumwa, IA        Magazine             11,600
Area Visitors Guide            Ottumwa, IA        Magazine             20,000
Neighbors                      Ottumwa, IA        Tab                  10,000
Homes                          Ottumwa, IA        Tab                   4,000
Times Record                   Aledo, IL          Weekly                3,000
Town Crier                     Aledo, IL          Shopper              11,917
Eldora Herald-Ledger           Eldora, IA         Weekly                2,600
Hardin County Index            Eldora, IA         Weekly                2,600
Times-Plain Dealer             Cresco, IA         Weekly                3,450
The Extra                      Cresco, IA         Shopper               7,255

The following newspapers were disposed by the Company subsequent to September 30, 1999:


TITLE                          LOCATION           TYPE OF PAPER   CIRCULATION
-----                          --------           -------------   -----------
Daily Sun                       Beatrice, NE        Daily               8,500
Penny Press 5                   Beatrice, NE        Shopper            18,500
Plug Nickel                     Beatrice, NE        Shopper             9,000
Weekender                       Beatrice, NE        Weekly             22,000
Sunland                         Beatrice, NE        Shopper            14,500
The Atchison Daily Globe        Atchison, KS        Daily               3,500
Atchison Area Advertiser        Atchison, KS        Shopper             3,800


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a $175.0 million Revolving Credit Facility that matures in January of 2003. Borrowings under the Revolving Credit Facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined in the Credit Agreement) or the Eurodollar Rate (as defined in the Credit Agreement) plus a margin that varies based upon a ratio set forth in the Credit Agreement. As a result the Company's interest expense will be affected by changes in the Base Rate or in the Eurodollar Rate. At September 30, 1999, the Company had borrowed $92.4 million under this Revolving Credit Facility.

Part II

ITEM 2.   Changes in Securities and Use of Proceeds.

    None

ITEM 4.   Submission of Matters to a Vote of Securities Holders.

    None

ITEM 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits:

       2) Financial Data

(b)    Reports on Form 8-K

       On July 16, 1999, the Company filed a Form 8-K with respect to its exchange of newspapers with Newspaper Holdings, Inc. On September 14, 1999 the Company filed an Amendment to its Form 8-K with respect to its exchange of newspapers with Newspaper Holdings, Inc. The following financial statements were included in the 8-K in respect of the acquired newspapers: Statement of Net Assets, Statement of Income, Statement of Changes in Net Assets, Statement of Cash Flows.

       On October 15, 1999, the Company filed a Form 8-K with respect to its acquisitions and exchange with Lee Enterprises.



EXHIBIT
NUMBER         DESCRIPTION
--------       -----------


   27          Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned thereunto duly authorized.


     DATE: November 15, 1999                     LIBERTY GROUP OPERATING, INC.
          ------------------



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