Form 10-K405
period 1999-12-31
LIBERTY GROUP OPERATING INC
filed 2000-03-31
CIK 1056465

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE YEAR ENDED  COMMISSION FILE NUMBER
                   DECEMBER 31, 1999   333-46959


                         LIBERTY GROUP OPERATING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                         DELAWARE                           36-4197636
              (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

     3000 DUNDEE ROAD, SUITE 203, NORTHBROOK, ILLINOIS  60062
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (847) 272-2244

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                   9 3/8% SENIOR SUBORDINATED NOTES DUE 2008

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of March 30, 2000 was 100. All Common Stock is owned by affiliates of the Registrant and there is no public market for the Common Stock.

                                TABLE OF CONTENTS

PART I


Item 1.   Business.

Item 2.   Properties.

Item 3.   Legal Proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Item 6.   Selected Financial Data

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Item 8.   Financial Statements and Supplementary Data

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10.  Directors and Executive Officers of Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

PART IV

Item 14.  Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K

          (a) Consolidated Financial Statements, Consolidated Financial
          Statement Schedule and Exhibits

          (b) Reports on Form 8-K

                         LIBERTY GROUP OPERATING, INC.

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

ITEM 1. BUSINESS

OVERVIEW

The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. At December 31, 1999, the Company owns and operates 301 publications in 15 states. The Company's total revenues are derived from advertising (75% of 1999 total revenues), circulation (17%) and job printing and other (8%).

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

INITIAL ACQUISITION

Liberty Group Publishing, Inc. ("LGP") was formed for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International Inc.("Hollinger"). LGP is a holding company for its wholly-owned subsidiary, Liberty Group Operating, Inc ("Operating Company"). The consolidated financial statements include the accounts of Operating Company and its consolidated subsidiaries (the "Company").

On January 27, 1998, the Company's parent acquired from Hollinger virtually all of the assets and assumed certain liabilities that were used primarily in the business of publishing, marketing and distributing certain local newspapers (the "Initial Acquisition"). The initial purchase price including fees and expenses was $322.4 million. The effective date of the Initial Acquisition was January 1, 1998. Revenues from the Initial Acquisition represented 76% and 54% of the Company's total revenue in 1998 and 1999, respectively.

In the accompanying consolidated financial statements the terms "Liberty Group Operating" or the "Company" when used with respect to periods prior to January 1, 1998 refer to the combined group of newspapers sold by APC (the Local Newspaper Group of American Publishing Company) and when used with respect to periods subsequent to January 1, 1998 refers to Liberty Group Operating, Inc. and its consolidated subsidiaries. The combined historical financial information of the newspapers acquired from APC prior to the Initial Acquisition on January 1, 1998 is referred to as "Predecessor" while the consolidated financial information of the newspapers subsequent to the date of the Initial Acquisition is referred to as "Successor."

The Company has accounted for the Initial Acquisition using the purchase method of accounting. Accordingly, the costs of the Initial Acquisition have been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations. The fair values of certain identifiable intangible assets acquired and goodwill are being amortized over periods ranging from 5 to 40 years. Because of the purchase price allocation, the accompanying consolidated financial statements of Successor are not directly comparable to those of Predecessor.

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

In addition, during 1999, the Company acquired 49 publications in 13 transactions for a total acquisition cost of $54.8 million (net of property exchanges and divestitures).

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

The Operating Company has in place a $175.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is secured by substantially all of the tangible and intangible assets of the Operating Company. Borrowings under the Revolving Credit Facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined in the credit agreement) or the Eurodollar Rate (as defined in the credit agreement) plus a margin that varies based upon a ratio set forth in the credit agreement (the "Applicable Margin"). Under the terms of the Revolving Credit Facility, the Company pays a fee equal to the Applicable Margin for Eurodollar Rate Advances (as defined in the credit agreement) per annum on the aggregate amount of outstanding letters of credit. The Operating Company also pays a fee on the unused portion of the Revolving Credit Facility. No principal payments are due on the Revolving Credit Facility until the maturity date January 27, 2003. At December 31, 1999, the Operating Company had utilized $99.5 million of the Revolving Credit Facility.

INITIAL CAPITALIZATION - EQUITY

LGP has the authority to issue up to 22,830,000 shares of capital stock, of which 21,175,000 shares are designated as Preferred Stock, par value $0.01 per share, and 1,655,000 shares are designated as Common Stock, par value $0.01 per share. The Initial Acquisition, including the payment of related fees and expenses, was financed in part from the proceeds of (i) $45.0 million from the issuance and sale of 1,800,000 shares of 14.75% Senior Mandatory Redeemable Exchangeable Cumulative Preferred Stock (the "Senior Preferred Stock"), (ii) $49.0 million from the issuance and sale of 49,000 shares of 10% Junior Mandatory Redeemable Cumulative Preferred Stock (the "Junior Preferred Stock"), and (iii) $8.0 million from the issuance and sale of 1,600,000 shares of Common Stock.

After giving effect to the stock split, 100% of the Junior Preferred Stock and 92% of the Common Stock is owned by Green Equity Investors II, L.P., the controlling stockholder of the Company. 8% of the Common Stock is owned by the Company's senior management team. These percentages are in effect as of 12/31/99.

In February 2000, the Company's parent effected a 20-to-1 stock split at its common stock, bringing the total shares of common stock issued to 1,600,000. All share and per share data included within this Registration Statement has been retroactively restated to account for this stock split. The Company's parent then authorized the issuance of 55,000 additional common shares to be made available in the form of stock options to local publishers. Management investors will also receive a small portion of these new shares to eliminate any dilution of their original holdings that will result from the issuance of shares under the LGP stock option plan.

All of the Operating Comany's issued and outstanding Capital Stock is owned by LGP. The Operating Company has no outstanding capital stock other than common stock, nor are there any outstanding options, warrants, or other rights to purchase the Operating Company's capital stock.

RECENT ACQUISITIONS AND DISPOSITIONS

The following publications with a combined total circulation of 625,000 were acquired by the Company during 1999:


TITLE                                   LOCATION                             TYPE OF PUBLICATIONS
--------------------------------------  -----------------------------------  --------------------------------------

Suburban Life Printing & Publishing     Oak Brook, IL                        16 Weeklies
The Shopper                             Halstad, MN                          Shopper
Moberly Monitor Index                   Moberly, MO                          Daily
Big Nickel                              Joplin, MO                           Shopper
The Palladium Times                     Oswego, NY                           Daily
Beatrice Daily Sun                      Beatrice, NE                         Daily
Plug Nickel                             Beatrice, NE                         Weekly
Sunland                                 Beatrice, NE                         Weekly
Weekend Extra                           Beatrice, NE                         Weekly
The Donaldsonville Chief                Donaldsonville, LA                   Weekly
The Cajun Gazette                       Donaldsonville, LA                   Weekly
The Bayou Extra                         Donaldsonville, LA                   Shopper
The Bastrop Daily Enterprise            Bastrop, LA                          Daily
The Extra                               Bastrop, LA                          Shopper
The Pratt Tribune                       Pratt, KS                            Daily
Barber County Index                     Pratt, KS                            Weekly
St. Johns News                          Pratt, KS                            Weekly
Kiowa County Signal                     Pratt, KS                            Weekly
Daily Sun                               Beatrice, NE                         Daily
Penny Press 5                           Beatrice, NE                         Shopper
Plug Nickel                             Beatrice, NE                         Shopper
Weekender                               Beatrice, NE                         Weekly
Sunland                                 Beatrice, NE                         Shopper
Lake Area News Focus                    Lake Ozark, MO                       Shopper
Tube Tab                                Lake Ozark, MO                       Shopper
Lake of the Ozarks Boats                Lake Ozark, MO                       Shopper
Lake of the Ozarks Real Estate          Lake Ozark, MO                       Shopper
Batavia Republican                      Batavia, IL                          Weekly
Geneva Republican                       Geneva, IL                           Weekly
St. Charles Republican                  St. Charles, IL                      Weekly
Winfield Press                          Winfield, IL                         Weekly
Warrenville Free Press                  Warrenville, IL                      Weekly
Wayne Countryside Press                 Wayne, IL                            Weekly
West Chicago Press                      West Chicago, IL                     Weekly
Glen Ellyn News                         Glen Ellyn, IL                       Weekly
Warrenville Post                        Warrenville, IL                      Weekly
Wheaton Leader                          Wheaton, IL                          Weekly
Winfield Estate                         Winfield, IL                         Weekly
Maryville Daily Forum                   Maryville, MO                        Daily

Weekly Bargain Shopper                  Maryville, MO                        Shopper
Penny Press 2                           Maryville, MO                        Shopper
Gentry County Shopper                   Albany, MO                           Shopper
Star Courier                            Kewanee, IL                          Daily
Star Extra                              Kewanee, IL                          Shopper
Atkinson-Annawan News                   Kewanee, IL                          Weekly
Henry County Advertizer                 Geneseo, IL                          Shopper
Ottumwa Courier                         Ottumwa, IA                          Daily
Wapello County Shopper                  Ottumwa, IA                          Shopper
Forever Young                           Ottumwa, IA                          Publications
Area Visitors Guide                     Ottumwa, IA                          Publications
Neighbors                               Ottumwa, IA                          Magazine
Homes                                   Ottumwa, IA                          Magazine
Times Record                            Aledo, IL                            Weekly
Town Crier                              Aledo, IL                            Shopper
Eldora Herald-Ledger                    Eldora, IA                           Weekly
Hardin County Index                     Eldora, IA                           Weekly
Times-Plain Dealer                      Cresco, IA                           Weekly
The Extra                               Cresco, IA                           Shopper
Tri-County News                         Cottonwood, MN                       Weekly
The Wabasso Standard                    Wabasso, MN                          Weekly

The following publications with a combined total circulation of 180,000 were disposed of by the Company during 1999:


TITLE                                   LOCATION                             TYPE OF PUBLICATION
--------------------------------------  -----------------------------------  --------------------------------------

Corry Journal                           Corry, PA                            Daily
Corry Journal TMC                       Corry, PA                            Shopper
Kane Republican                         Kane, PA                             Daily
The Punxsutawney Spirit                 Punxsutawney, PA                     Daily
The (Punxsutawney) Spirit TMC           Punxsutawney, PA                     Shopper
County Neighbors                        Punxsutawney, PA                     Shopper
The Ridgway Record                      Ridgway, PA                          Daily
Shop-Right                              Ridgway, PA                          Shopper
The Daily Press                         St. Mary's, PA                       Daily
The Daily Press TMC                     St. Mary's, PA                       Shopper
Titusville Herald                       Titusville, PA                       Daily
Titusville Herald TMC                   Titusville, PA                       Shopper
Warren County Guide                     Warren, PA                           Shopper
Daily Sun                               Beatrice, NE                         Daily
Penny Press 5                           Beatrice, NE                         Shopper
Plug Nickel                             Beatrice, NE                         Shopper
Weekender                               Beatrice, NE                         Weekly
Sunland                                 Beatrice, NE                         Shopper
The Atchison Daily Globe                Atchison, KS                         Daily
Atchison Area Advertiser                Atchison, KS                         Shopper



SUBSEQUENT EVENTS:

In January 2000, the Company acquired the Elko (NV) Daily Free Press, a 7,000 circulation daily newspaper. The Company also acquired the New Hampton (IA) Tribune, a 10,400 circulation weekly newspaper.

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

OPERATING STRATEGY

The Company's strategy is to increase revenues and cash flows through local news and other content leadership; revenue enhancement; strategic technological investments; high quality editorial content and presentation; circulation growth; geographic clustering; targeted marketing programs; and cost control, as described below:

Local News and Other Content Leadership. The Company's newspapers generally have the largest local news gathering resources in their markets. As a result of emphasizing local content, including youth sports, community events, business, politics, and entertainment, the Company's newspapers generate reader loyalty and create franchise value. Because the Company's provision of local news is a typically unique product in its markets, its newspapers differentiate themselves from other forms of media and satisfy the demands of both its reader and advertisers.

Revenue Enhancement. The Company aggressively capitalizes on the good name and reputation it has built in each of its local communities to reach out to non-traditional newspaper customers through the development of milestone programs, Internet activities and other successful marketing ideas that are constantly shared by and among the Company's newspapers.

Strategic Technological Investments. The Company has committed to develop and maintain Internet websites for all of its daily newspapers and certain of its weekly papers. The websites provide an Internet editorial presence and full Internet classified services for the Company's newspapers and will allow the Company to take advantage of the increasing use of the Internet and the potential advertising opportunities. Although the Company believes that providing an Internet product is important to broadening the presence of its newspapers in their respective communities and ultimately increasing the Company's revenues through such value added services, the Company believes almost all of its customers prefer the newspaper in a printed form. Management believes that by being the leading provider of local news and other content in most of its markets, its newspapers are well positioned to enhance and expand their leadership position among local advertisers, whether in print or electronic form.

High Quality Editorial Content and Presentation. The Company's newspapers are committed to editorial excellence, providing the proper mix of local and national news to effectively serve the needs of their local markets. The Company's newspapers often receive awards for excellence in various areas in their respective regions and categories. In addition, the Company's newspapers are designed to attract readers through attractive layouts and color enhancements. Geographic clustering allows for better quality personnel equipment than smaller markets might otherwise warrant, resulting in a significant increase in newspaper quality.

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

Management believes that successful implementation of the operating strategy described above will position the Company to continue to increase its operating cash flow. The Company also continues to seek strategic newspaper acquisitions that would contribute to the Company's overall growth strategy, whether through revenue growth and/or cost reduction opportunities that meet the Company's acquisition criteria.


ADVERTISING, CIRCULATION AND PRINTING REVENUES.

Advertising revenue includes DISPLAY (local and national department stores, specialty shops and other retailer), NATIONAL (national advertising accounts), and CLASSIFIED advertising (employment, automotive, real estate and personals). Management believes that classified and national advertising are more volatile than other newspaper revenues. Classified and national advertising for the Company represents a smaller portion of its revenues than other newspapers in the industry. As a result, management believes its revenue stream is more predictable than other newspaper companies. The contribution of Display, National, Classified, Circulation, and Job Printing & Other revenue to total revenues for fiscal years 1998 and 1999 were as follows:


                                             YEARS ENDED DECEMBER 31,
                                            --------------------------
                                               1998          1999
                                            ------------  ------------

                Display                          56%           54%
                National                          2%            3%
                Classified                       15%           18%
                Circulation                      20%           17%
                Job Printing & Other              7%            8%
                                                100%          100%


Newsprint.

Newsprint represents one of the largest costs of producing a newspaper. The Company's newspapers buy newsprint from a number of suppliers, resulting in an adequate supply of newsprint at market prices. In 1998 and 1999, the Company consumed approximately 17,000 and 20,300 short tons of newsprint, respectively, and, during the same periods, incurred newsprint expense of approximately $7.2 million in both periods. Newsprint expense as a percentage of revenue for 1998 and 1999 was 6.4% and 4.4%, respectively. Newsprint expense as a percentage of revenue declined in 1999 due to lower newsprint prices during the year.

Employee Relations. The Company employs approximately 2,300 full-time employees and approximately 1,000 part-time employees. Less than 1% of its employees belong to labor unions. There has never been a strike or work stoppage against any of the Company's newspapers during the Company's ownership, and the Company believes that its relations with its employees are generally good.

Seasonality.

Newspaper companies tend to follow a distinct and recurring seasonal pattern, with high advertising revenues in months containing significant events or holidays. Accordingly, due to generally poor weather and a lack of holidays, the Company's first fiscal quarter is the Company's weakest revenue quarter of the year.

Competition.

Each of the Company's newspapers competes to varying degrees with magazines, radio, television and cable television, as well as with some weekly publications and other advertising media, including electronic media, for advertising and circulation revenue. Competition for newspaper advertising is largely based upon circulation, price and the content of the newspaper. LGP's newspapers are the dominant source for local news and other content, with strong name recognition in their market and minimal direct competition from similar daily newspapers published in their markets. However, as with most suburban and smaller daily newspapers, some circulation competition exists from larger daily newspapers which are usually published in nearby metropolitan areas. Management believes larger daily newspapers with circulation in LGP's newspaper markets generally do not compete in any meaningful way for local advertising revenues, a newspaper's main source of revenues. LGP's daily newspapers capture the largest share of local advertising as a result of their direct coverage of the market. In addition, management believes advertisers generally regard newspaper advertising as the most effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image. The Company may from time to time compete with other companies, which have greater financial resources than the Company.

Electronic Media.

Many newspaper companies are now publishing news and other content on the Internet. In addition, there are several companies which have developed sites on the Internet which are, by design, advertising and/or subscription supported. Many of these sites target specific types of advertising such as employment and automotive classified.

The Company believes it has the most effective means to gather and distribute its local news and other content. All of the company's daily publications and certain of the weeklies have their own web sites, numbering 70 in all.

The web sites have a consistent format providing a selection of local and other news along with classified advertising, features and details of local events and activities.

The Company has been able to expand the reach of its classified reader ads by placing the ads on line as well as in the newspapers. The Company also plans to grow its revenues by providing other on line services such as selling banner advertising on its sites and selling space in on line business directories.

The Company believes that its ability to self-promote its websites in its printed newspapers as portals for the community and its focus on local content limits the competitive threat to its core newspaper business from new media businesses. Additionally, it considers its local display advertising revenues to be less threatened by new media than larger metropolitan newspaper classified advertising which lends itself more to sifting and searching. Classified advertising represents a lower proportion of the Company's revenues (18%) than is the case for larger market publications and represent 24% of Liberty's advertising revenues compared with 41% for the U.S newspaper industry as a whole.

ITEM 2. PROPERTIES

     The Company's executive offices are located in an office park in Northbrook, Illinois, where the Company leases approximately 3,000 square feet under a lease terminating in 2001. The Company also maintains locations and offices at numerous locations throughout the United States for its publications and printing operations. The Company does not believe an individual property is material to the Company's consolidated financial position or results of operations.

     The following table summarizes the publications owned by the Company as of December 31 1999:

         (D=DAILY, W=WEEKLY, S=SHOPPER, T=TOTAL MARKET COVERAGE, F=FREE,
                     A=ANNUAL, BI-A=BI-ANNUAL, MAG=MAGAZINE)

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

IDAHO
     BURLEY
       SOUTH IDAHO PRESS (D)
       THE NEWS REVIEW (S)
     HAILEY
       WOOD RIVER JOURNAL (W)
       YOUR HOME MAGAZINE (M)
       WOOD RIVER JOURNAL DINING (BI-A)
       EXPLORER (A)
     MINODOKA
       MINIDOKA COUNTY NEWS (W)

ILLINOIS
     ALEDO
       TIMES RECORD (W)
       TOWN CRIER (S)
       THE RIDGE (S)
     BENTON
       BENTON EVENING NEWS (D)
       THE BENTON STANDARD (W)
     CANTON
       DAILY LEDGER (D)
       SPOON RIVER ADVERTISER (S)
     CARMI
       THE CARMI TIMES (D)
       THE WEEKLY TIMES (W)
       WHITE COUNTY SHOPPER NEWS (S)
     CHESTER
       CHESTER HERALD TRIBUNE (W)
     CHRISTOPHER
       CHRISTOPHER PROGRESS (W)
     DUQUOIN
       THE ASHLEY NEWS (W)
       DUQUOIN EVENING CALL (D)
       PERRY COUNTY EXTRA (S)
     DWIGHT
       DWIGHT STAR & HERALD (W)
       THE REGISTER (S)
       GARDNER CHRONICLE (W)
       COURIER PRESS (HERSCHER) (W)
     FAIRBURY
       THE BLADE (W)
     FLORA
       CCAP SPECIAL (T)
       DAILY ADVOCATE PRESS (D)
     GALATIA
       MONEY STRETCHER (S)
     GALESBURG
       PENNYSAVER PRESS (S)
     GENESEO
       HENRY COUNTY ADVERTIZER (S)
     HARRISBURG
       ELDORADO DAILY JOURNAL (D)
       HARRISBURG DAILY REGISTER (D)
     HERRIN
       THE SPOKESMAN (W)
       THE SPOKESMAN SUNDAY (T)
     KEWANEE
       STAR COURIER (D)
       ATKINSON-ANNAWAN NEWS (W)
       STAR EXTRA (T)
     MACOMB
       MACOMB JOURNAL (D)
       JOURNAL EXTRA (T)
     MARION
       MARION DAILY REPUBLICAN (D)
       MARION DAILY EXTRA (T)
     MONMOUTH
       DAILY REVIEW ATLAS (D)
       OQUAWKA CURRENT (W)
       PENNYSAVER (S)
     MURPHYSBORO
       MURPHYSBORO AMERICAN (W)
       AMERICAN MONDAY (T)
     NEWTON
       NEWTON PRESS-MENTOR (W)

     NORRIS CITY
       NORRIS CITY BANNER (W)
     OLNEY
       JASPER COUNTY NEWS EAGLE,
         ADVANTAGE (T)
       THE OLNEY DAILY MAIL (D)
       THE WEEKLY MAIL (W)
     PONTIAC
       DAILY LEADER (D)
       HOME TIMES (W)
       LIVINGSTON SHOPPING NEWS (S)
     SHAWNEETOWN
       GALLATIN DEMOCRAT (W)
       RIDGWAY NEWS (W)
     SPRINGFIELD
       SPRINGFIELD SHOPPER (S)
     SUBURBAN CHICAGO NEWSPAPERS
       BERWYN/STICKNEY/ FOREST VIEW LIFE(W)
       BROOKFIELD SUBURBAN LIFE CITIZEN(W)
       LAGRANGE/LAGRANGE PARK
         SUBURBAN LIFE CITIZEN(W)
       NORTH RIVERSIDE/RIVERSIDE
         SUBURBAN LIFE CITIZEN(W)
       WESTERN SPRINGS SUBURBAN LIFE
         CITIZEN(W)
       LAGRANGE PRESS(W)
       COUNTRYSIDE/HODGKINS/INDIAN HEAD
         PARK/WILLOW SPRINGS SUBURBAN
         LIFE CITIZEN(W)
       CICERO LIFE(W)
       LEMONT METROPOLITAN(W)
       LYONS/MCCOOK SUBURBAN LIFE
         CITIZEN(W)
       WESTCHESTER/BROADVIEW SUBURBAN
         LIFE CITIZEN(W)
       WESTCHESTER NEWS(W)
       HILLSIDE/BERKELEY PRESS(W)
       ADDISON PRESS (W)
       ELMHURST PRESS (W)
       OAK BROOK/OAKBROOK TERRACE
         PRESS (W)
       ELMHURST SUBURBAN LIFE (W)
       VILLA PARK SUBURBAN LIFE (W)
       DARIEN SUBURBAN LIFE (W)
       HINSDALE/CLARENDON HILLS SUBURBAN
         LIFE (W)
       WOODRIDGE/LISLE SUBURBAN LIFE (W)
       BARTLETT/HANOVER PARK/STREAMWOOD
         PRESS (W)
       WHEATON PRESS (W)
       DARIEN METROPOLITAN (W)
       WINFIELD PRESS (W)
       WAYNE COUNTRYSIDE PRESS (W)
       BENSENVILLE/ITASCA/WOODDALE PRESS (W)
       LOMBARD SPECTATOR (W)
       VILLA PARK ARGUS (W)
       LOMBARD SUBURBAN LIFE (W)
       BURR RIDGE/WILLOWBROOK SUBURBAN
         LIFE (W)
       DOWNERS GROVE SUBURBAN LIFE (W)
       WESTMONT SUBURBANLIFE (W)
       BLOOMINGDALE PRESS (W)
       CAROL STREAM/GLENDALE HEIGHTS
         PRESS (W)

       ROSELLE PRESS (W)
       NAPERVILLE MET (W)
       WEST CHICAGO PRESS (W)
       WARRENVILLE PRESS (W)
       LOCKPORT/HOMER TOWNSHIP
         METROPOLITAN (W)
       BOLINGBROOK/ROMEOVILLE
         METROPOLITAN (W)
       ELBURN REPUBLICAN (W)
       NORTH AURORA HERALD (W)
       SUGAR GROVE REPUBLICAN (W)
       BATAVIA REPUBLICAN (W)
       GENEVA REPUBLICAN (W)
       ST. CHARLES REPUBLICAN (W)
       HUNTLEY FARMSIDE (W)
       MARENGO/UNION PRESS (W)
       PRESS-REPUBLICAN HOMETOWN (W)
       THE GLEN ELLYN NEWS (W)
       THE WINFIELD ESTATE (W)
       THE WARRENVILLE POST (W)
       SELECT HOMES-COOK COUNTY (MAG)
       CAREER MOVES (MAG)
       PRIME TIMES (MAG)
       SELECT HOMES-DUPAGE COUNTY (MAG)
       LIFE'S EXTRA (MAG)
     TEUTOPOLIS
       TEUTOPOLIS PRESS (W)
     WEST FRANKFORT
       DAILY AMERICAN (D)
       TRADER (W)
       FRANKLIN PRESS (T)

IOWA
     CHARLES CITY
       CHARLES CITY PRESS (D)
       THE EXTRA (T)
       SIX COUNTY SHOPPER (T)
     CRESCO
       TIMES-PLAIN DEALER (W)
       THE EXTRA (S)
     ELDORA
       ELDORA HERALD-LEDGER (W)
       HARDIN COUNTY INDEX (S)
     OTTUMWA
       OTTUMWA COURIER(D)
       WAPELLO COUNTY SHOPPER (S)
       FOREVER YOUNG (MAG)
       AREA VISITORS GUIDE (MAG)
       NEIGHBORS (MAG)
       HOMES (MAG)

KANSAS
     AUGUSTA
       AUGUSTA DAILY GAZETTE (D)
       AUGUSTA ADVERTISER (T)
     DERBY
       DAILY REPORTER (D)
       THE RECORD (W)
       THE WICHITA JOURNAL (W)
       THE WEEKLY SHOPPER (S)
     EL DORADO
       THE EL DORADO TIMES (D)
       EL DORADO TIMES WEEKLY (T)
       SHOPPERS GUIDE (S)

     KANSAS CITY
       KANSAS CITY KANSAN (D)
       KANSAS CITY KANSAN "SUNDAY" (W)
       WYNADOTT COUNTY SHOPPER (S)
       LEAVENWORTH
     THE LEAVENWORTH TIMES (D)
       THE LEAVENWORTH TIMES SUNDAY (W)
       RIVER BEND JOURNAL (T)
       CHRONICLE SHOPPER (S)
     MCPHERSON
       MCPHERSON SENTINEL (D)
       THE SENTINEL AD-VISER (T)
       MAC SHOPPER (S)
     PRATT
       THE PRATT TRIBUNE (D)
       BARBER COUNTY INDEX (W)
       ST. JOHNS NEWS (W)
       KIOWA COUNTY SIGNAL (W)
       SUNFLOWER SHOPPER TMC (T)
     SHAWNEETOWN
       JOURNAL-HERALD (W)
     WELLINGTON
       DAILY NEWS (D)

LOUISIANA
     BASTROP
       THE BASTROP DAILY EXPRESS (D)
       THE EXTRA (T)
     DERIDDER
       BEAUREGARD DAILY NEWS (D)
     DONALDSONVILLE
       THE DONALDSONVILLE CHIEF (W)
       THE CAJUN GAZETTE (W)
       THE BAYOU EXTRA (T)
     GONZALES
       ASCENSION CITIZEN (W)
       NICKEL ADS (S)
       THE STAR WATCH (T)
     IOWA
       IOWA NEWS (W)
     LEESVILLE
       LEESVILLE DAILY LEADER (D)
     MOSS BLUFF
       MOSS BLUFF NEWS (W)
     SULPHUR
       SOUTHWEST DAILY NEWS (D)
       GUARDIAN (S)
     VINTON
       VINTON NEWS (W)
     WESTLAKE
       WESTLAKE NEWS (W)

MICHIGAN
     CHEBOYGAN
       CHEBOYGAN DAILY TRIBUNE (D)
       SHOPPERS FAIR (S)
     IONIA
       SENTINEL-STANDARD (D)
       SENTINEL STANDARD TMC (T)
     SAULT STE. MARIE
       THE EVENING NEWS (D)
       TRI COUNTY BUYERS GUIDE (T)

MINNESOTA
     COTTONWOOD
       TRI-COUNTY NEWS (W)
     CROOKSTON
       CROOKSTON DAILY TIMES (D)
       CROOKSTON VALLEY SHOPPER (S)
     GRANITE FALLS
       GRANITE FALLS/CLARKFIELD ADVOCATE-
         TRIBUNE (W)
     HALSTAD
       THE HALSTAD SHOPPER (S)
     MONTEVIDEO
       MONTEVIDEO AMERICAN NEWS (W)
       THE STAR ADVISOR (S)
     REDWOOD FALLS
       REDWOOD FALLS GAZETTE (W)
       REDWOOD FALLS LIVEWIRE (S)
     ST. JAMES
       ST. JAMES PLAIN DEALER (W)
       TOWN AND COUNTRY SHOPPER (S)
     SLEEPY EYE
       SLEEPY EYE HERALD DISPATCH (W)
       THE SLEEPY EYE REMINDER (S)
     WABASSO
       THE WABASSO STANDARD (W)

MISSOURI
     ALBANY
       GENTRY COUNTY SHOPPER (S)
     BOONVILLE
       BOONVILLE DAILY NEWS (D)
       THE RECORD (T)
     BROOKFIELD
       DAILY NEWS BULLETIN (D)
     CAMDENTON
       LAKE SUN LEADER (D)
     CARTHAGE
       THE CARTHAGE PRESS (D)
       THE CARTHAGE PRESS SCOPE (T)
     CHILLICOTHE
       C.T. EXTRA (S)
       CONSTITUTION TRIBUNE (D)
     GREENFIELD
       LAKE STOCKTON SHOPPER (S)
       MILLER PRESS (W)
       THE VEDETTE (W)
     JOPLIN
       BIG NICKEL (S)
     KIRKSVILLE
       KIRKSVILLE CRIER (S)
       KIRKSVILLE DAILY EXPRESS & NEWS (D)
     LAKE OZARKS
       LAKE AREA NEWS FOCUS (S)
       TUBE TAB (S)
       LAKE OF THE OZARKS BOATS (S)
       LAKE OF THE OZARKS REAL ESTATE (S)
     MACON
       CHRONICLE HERALD (D)
       MACON JOURNAL (T)
     MARCELINE
       MARCELINE PRESS (W)
       SHO-ME SHOPPER (T)
     MARYVILLE
       MARYVILLE DAILY FORUM (D)

       WEEKLY BARGAIN SHOPPER (S)
       PENNY PRESS 2 (S)
     MEXICO
       THE MEXICO LEDGER (D)
       THE MEXICO LEDGER TMC (T)
     MOBERLY
       MOBERLY MONITOR INDEX (D)
     MONROE CITY
       MARK TWAIN REGIONAL NEWS (F)
       MONROE CITY NEWS (W)
     NEOSHO
       NEOSHO DAILY NEWS (D)
       NEOSHO DAILY NEWS "ETC." (T)
       NEOSHO DAILY NEWS "SUNDAY" (W)
     OSAGE BEACH
       VACATION NEWS (F)
     ROLLA
       ROLLA DAILY NEWS (D)
       ROLLA DAILY NEWS "PLUS" (T)
     SAINT JAMES
       ADVERTISER (T)
       ST. JAMES LEADER JOURNAL (W)
     WAYNESVILLE
       THE DAILY GUIDE (D)
       DAILY GUIDE EXTRA (T)
       FORT WOOD CONSTITUTION (F)

NEW YORK
     BATH
       STEUBEN COURIER ADVOCATE (F)
     CANISTEO
       HORNELL CANSITEO PENN-E-SAVER (S)
     DANSVILLE
       GENESEE COUNTY EXPRESS (W)
       GENESEEWAY SHOPPER (S)
     FT. PLAIN
       MOHAWK VALLEY PENNYSAVER (S)
     HERKIMER
       THE EVENING TELEGRAM (D)
       IMAGES (F)
     HORNELL
       EVENING TRIBUNE (D)
       THE SPECTATOR (SUNDAY) (W)
       THE TRIBUNE EXTRA (T)
     HORSEHEADS
       THE SHOPPER (S)
     LIBERTY
       CATSKILL SHOPPER (S)
     LITTLE FALLS
       THE EVENING TIMES (D)
       TIMES-SAVER (T)
     OSWEGO
       THE PALLADIUM TIMES (D)
       COMMUNITY PREVIEW TMC (T)
     PAINTED POST
       CORNING-ELMIRA PENNYSAVER (S)
     PENN YAN
       CHRONICLE AD-VISER (S)
       THE CHRONICLE-EXPRESS (W)
     SAUGERTIES
       MOUNTAIN PENNYSAVER (F)
       SAUGERTIES PENNYSAVER (S)
       SAUGERTIES POST STAR (W)

     SYRACUSE
       THE BUSINESS RECORD(W)
     WELLSVILLE
       ALLEGANY CO. PENNYSAVER (S)
       WELLSVILLE DAILY REPORTER (D)
       WELLSVILLE DAILY TMC (T)

NORTH DAKOTA
     DEVILS LAKE
       DEVILS LAKE DAILY JOURNAL (D)
       THE COUNTY PEDDLER (W)

PENNSYLVANIA
     CARBONDALE
       THE CARBONDALE NEWS (W)
     HONESDALE
       THE INDEPENDENT EXTRA (T)
       THE WAYNE INDEPENDENT (D)
     MILTON
       LEWISBURG DAILY JOURNAL (D)
       MILTON DAILY STANDARD (D)
       THE STANDARD-JOURNAL (T)
     MOSCOW/HAMLIN
       THE VILLAGER (W)
     SAYRE
       THE EVENING TIMES (D)
       THE TIMES EXTRA (T)
     WAYNESBORO
       THE RECORD HERALD (D)
       RECORD HERALD SHOPPERS EXPRESS (S)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no public market for the Company's Common Stock. All of the Company's issued and outstanding common stock is owned by LGP. The Company has no outstanding capital stock other than common stock nor are there any outstanding options, warrants, or other rights to purchase the Operating Company's capital stock.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected historical financial data of the Company. The data presented below should be read in conjunction with the consolidated financial statements, including the notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                    YEAR ENDED DECEMBER 31,
                            --------------------------------------------------------------------
                                1995          1996          1997           1998         1999
                            ------------  ------------  ------------  ------------  ------------
                           (PREDECESSOR) (PREDECESSOR) (PREDECESSOR)   (SUCCESSOR)   (SUCCESSOR)
                                                    (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Advertising                   $60,255       $67,756       $69,602      $ 81,554      $120,573
  Circulation                    19,058        21,064        21,451        22,844        27,543
  Job printing and other          8,054         8,722         7,666         8,133        13,239
                            ------------  ------------  ------------  ------------  ------------
Total Revenues                   87,367        97,542        98,719       112,531       161,355
Operating Costs                  36,429        39,660        39,309        45,976        68,351
Selling, general
  and administrative             27,482        29,919        29,171        32,329        45,631
                            ------------  ------------  ------------  ------------  ------------
Newspaper EBITDA                 23,456        27,963        30,240        34,226        47,373
                            ------------  ------------  ------------  ------------  ------------
Corporate Expenses                    -             -             -         3,736         5,668
Non Cash Compensation                 -             -             -           238           223
                            ------------  ------------  ------------  ------------  ------------
EBITDA                           23,456        27,963        30,240        30,252        41,482
Depreciation and
  amortization                    7,290         7,854         7,470        11,917        16,657
                            ------------  ------------  ------------  ------------  ------------
Income from operations           16,166        20,109        22,769        18,335        24,825
Interest expense                 11,195        10,968        10,551        19,300        25,216
Net Gain on Exchange
 and Disposition of
 Properties                           -             -             -             -         6,197
                            ------------  ------------  ------------  ------------  ------------
Income (Loss) before
 income taxes, and
 extraordinary item               4,971         9,141        12,218          (965)        5,806
Income taxes                      2,338         4,006         5,271             -           295
                            ------------  ------------  ------------  ------------  ------------
Income (Loss) before
 extraordinary item               2,633         5,135         6,947          (965)        5,511
                            ------------  ------------  ------------  ------------  ------------

Extraordinary Gain on
 insurance proceeds                   -             -             -             -           485
                            ------------  ------------  ------------  ------------  ------------
Net Income (loss)               $ 2,633       $ 5,135        $ 6,947      $  (965)     $  5,996
                            ============  ============  ============  ============  ============


Newspaper EBITDA includes income from operations adjusted to exclude depreciation and amortization expense, Corporate expenses, and non-cash compensation.

                                                     AS OF DECEMBER 31,
                            --------------------------------------------------------------------
                                1995          1996          1997          1998          1999
                            ------------  ------------  ------------  ------------  ------------
                           (PREDECESSOR) (PREDECESSOR) (PREDECESSOR)   (SUCCESSOR)   (SUCCESSOR)
                                                   (DOLLARS IN THOUSANDS)

    BALANCE SHEET DATA:
    Cash and cash
    equivalents                 $ 1,929       $ 1,768        $1,452        $1,025       $ 1,860
    Total assets                120,170       112,974       109,700       406,401       475,881
    Total debt                        -             -             -       227,834       281,418
    Stockholders' equity
      (deficit)                 106,945       102,980        99,139       147,696       150,985
    OTHER DATA:
    Ratio of earnings
      to fixed charges(1)          1.4x          1.8x          2.2x          1.0x          1.2x

                        NOTES TO SELECTED FINANCIAL DATA

(1) For purposes of computing the ratio of earnings to fixed charges, "earnings" consist of income before income taxes plus fixed charges. "Fixed charges" consist of interest on all indebtedness, amortization of deferred financing costs, and dividends on preferred stock. The ratio of earnings to fixed charges is helpful to investors as it provides a measure, generally calculated consistently by all companies, of a company's ability to meet its debt service requirements. For the year ended December 31, 1998 earnings were insufficient to cover fixed charges by $1.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the historical financial statements of the Company, including the notes thereto. The historical financial data of the Company for the period before January 1, 1998 refers to the operations of the Company when it was owned by American Publishing Company or its subsidiaries ("APC"), a wholly owned subsidiary of Hollinger International, Inc. Effective January 1, 1998 the Company's parent purchased substantially all of the assets and assumed certain liabilities that were used in the business of publishing and distributing certain local newspapers ("the Initial Acquisition"). The discussion and analysis below includes certain forward-looking statements (as such terms are defined in Section 21E of the Securities Exchange Act of 1934) pertaining to, among other things, competition in its markets, availability of adequate acquisition opportunities, price and availability of newsprint, significant use of leverage, general economic conditions, and environmental matters. These statements are based on the beliefs, assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects in 2000, and beyond could differ materially from those expressed in, or implied by, such forward-looking statements. See "Disclosure Regarding Forward-Looking Statements" on page 1 for a discussion of features that could cause or contribute to such material differences.

OVERVIEW

The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company's revenues are derived from advertising (75% of 1999 total revenues), circulation (17%) and job printing and other (8%).

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

Liberty Group Publishing, Inc. ("LGP") was formed for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International Inc.("Hollinger"). LGP is a holding company for its wholly-owned subsidiary, Liberty Group Operating, Inc ("Operating Company"). The consolidated financial statements include the accounts of Operating Company and its consolidated subsidiaries (the "Company").

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

In the accompanying consolidated financial statements the terms "Liberty Group Operating" or the "Company" when used with respect to periods prior to January 1, 1998 refer to the combined group of newspapers sold by APC and when used with respect to periods subsequent to January 1, 1998 refers to Liberty Group Operating, Inc. and its consolidated subsidiaries. The combined historical financial information of the newspapers acquired from APC prior to the Initial Acquisition on January 1, 1998 is referred to as "Predecessor" while the consolidated financial information of the Company subsequent to the date of the Initial Acquisition is referred to as "Successor."

The Company has accounted for the Initial Acquisition using the purchase method of accounting. Accordingly, the costs of the Initial Acquisition have been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations. The fair values of certain identifiable assets acquired and goodwill of $296.5 million are being amortized over periods ranging from 5 to 40 years. Because of the purchase price allocation, the accompanying consolidated financial statements of Successor are not directly comparable to those of Predecessor.

Certain administrative services, including accounting, payroll, administration, tax services and financial reporting, were historically performed for the Company by APC. The Company was charged directly by APC for certain of such services and also paid a management fee to APC that was based upon a percentage of total revenues. At the end of January 1998, the management fee to APC was replaced by a Transitional Services Agreement that allowed for certain administrative services to be provided by APC at cost until the Company was able to establish capabilities to provide its administrative services in-house. The Company terminated the Transitional Services Agreement effective March 31, 1999.

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

During 1998 and 1999, the Company acquired 91 and 49 publications, respectively, in 18 and 13 transactions, respectively, for a total acquisition cost of $61.8 and $54.8 million, respectively.

RESULTS OF OPERATIONS

The following table summarizes the Company's historical results of operations as a percentage of total revenues for the years ended December 31, 1997, 1998 and 1999.

                                                                                    YEAR TO YEAR
                                        YEAR ENDED DECEMBER 31,                   PERCENTAGE CHANGE
                             -------------------------------------------  ----------------------------
                                 1997           1998            1999           1998          1999
                             (PREDECESSOR)  (PREDECESSOR)    (SUCCESSOR)        TO            TO
                                                                               1997          1998
                             -------------  -------------  -------------  -------------  -------------
Revenues:
Advertising                            70%            73%            75%            17%            48%
Circulation                            22             20             17              6             21
Job printing and other                  8              7              8              6             63
                             -------------  -------------  -------------  -------------  -------------
Total revenues                        100            100            100             14             43
Operating costs                        40             41             42             17             49
Selling, general
  and administrative                   29             32             32             24             41
Depreciation and
  amortization                          8             11             10             60             40
                             -------------  -------------  -------------  -------------  -------------
Income from Operations                 23             16             15             19             35
Interest expense                       11             17             16             83             31

Net gain on exchange
 and disposition of
 properties                             -              -              4              -              *
                             -------------  -------------  -------------  -------------  -------------

Income (Loss) before income
 taxes and extraordinary
 item                                  12             (1)             4           (108)           705

Income taxes                            5              -              -           (100)             -
                             -------------  -------------  -------------  -------------  -------------
Income (Loss) before
 extraordinary item                     7             (1)             4           (114)           721

Extraordinary gain on
 insurance proceeds                     -              -              *              -              *
                             -------------  -------------  -------------  -------------  -------------
Net Income (Loss)                       7             (1)             4           (114)           721
*-not meaningful
EBITDA                                 31%            27%            26%             0%            37%








*-not meaningful
EBITDA includes income from operations adjusted to exclude income taxes, depreciation and amortization expense.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Total revenues for the year ended December 31, 1999 increased by $48.8 million, or 43%, to $161.4 million. The increase in revenue was primarily due to revenue from acquired properties and same store increases in advertising partially offset by decreases in same store print revenue. The increase in total revenues for the year ended December 31, 1999, was comprised of a $39.0 million or 48% increase in advertising revenue, a $4.7 million or 21% increase in circulation revenue, and a $5.1 million or 63% increase in job printing and other revenue.

Operating costs for the year ended December 31, 1999 were $68.4 million or 42% of revenue which was an increase of $22.4 million over the year ended December 31, 1998 when operating costs were $46.0 million or 41% of revenue. The increase in operating costs as a percentage of revenue for the year ended December 31, 1999 was primarily due to higher cost structures of acquired properties and higher labor costs, which is partially offset by lower newsprint prices.

Selling, general and administrative expenses for the year ended December 31, 1999 increased by $15.2 million, to $51.5 million or 32% of revenues from $36.3 million for the year ended December 31, 1998 when expenses were 32% of revenues. The stability in selling, general, and administrative expenses as a percentage of revenue for the year ended December 31, 1999 was primarily due to the implementation of cost controls at the Company's publications.

EBITDA for the year ended December 31, 1999 increased by $11.2 million, to $41.5 million from $30.3 million for the year ended December 31, 1998. The increase was primarily driven by acquisitions, same store growth in advertising revenue, and lower newsprint prices, which was partially offset by same store reductions in print revenue and rising labor costs. EBITDA as a percentage of revenue declined from 27% to 26% due to lower margins at properties acquired during 1999.

Depreciation and amortization expenses for the year ended December 31, 1999 increased by $4.8 million to $16.7 million from $11.9 million for the year ended December 31,

1998. The increase was due to depreciation of assets acquired in 1999, depreciation on capital expenditures made in 1999, and amortization of intangibles from 1999 acquisitions.

Income from operations for the year ended December 31, 1999 increased by $6.5 million from $18.3 million or 16% of revenues to $24.8 million or 15% of revenues. The increase was primarily driven by acquisitions, and on a same store basis, growth in advertising revenue, and lower newsprint prices, which was offset by same store reductions in print revenue, higher labor costs and higher depreciation and amortization expenses.

Total interest expense (including amortization of deferred financing fees) increased by $5.9 million to $25.2 million from $19.3 million in 1998, primarily due to higher debt balances borrowed to fund acquisitions and higher interest rates on bank debt.

For the year ended December 31, 1999, the Company recognized net income of $3.5 million compared to a net loss of $1.0 million for the same period in 1998. This change, $4.5 million, was due primarily to a net gain from the exchange and disposition of certain publications and an extraordinary gain on insurance proceeds.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Total revenue for the year ended December 31, 1998 increased by $13.8 million, or 14%, to $112.5 million. The increase in revenue was primarily due to acquisitions with same store increases in advertising revenue offset by declines in printing revenue. The increase in total revenues for the year ended December 31, 1998 was comprised of a $12.0 million or 17% increase in advertising revenue and a $1.4 million or 6% increase in circulation revenue, and a $0.5 million or 6% increase in job printing and other revenue.

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

Depreciation and amortization expense for the year ended December 31, 1998 increased by $4.4 million, to $11.9 million from $7.5 million for the year ended December 31, 1997, as a result of the write-up in basis of assets acquired in the Initial Acquisitions as well as subsequent acquisitions.

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

EBITDA includes income from operations adjusted to exclude income taxes, depreciation and amortization expenses. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not a defined term under Generally Accepted Accounting Principles ("GAAP") and is not indicative of operating income or cash flow from operations as determined under GAAP.

For the year ended December 31, 1998, the Company incurred a net loss of $1.0 million which is not directly comparable to the prior year due primarily to higher depreciation and amortization expenses, increased interest expense, and higher administrative expenses associated with the Initial Acquisition and subsequent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities. Cash flows provided by operating activities for the year ended December 31, 1999 decreased by $12.9 million to $8.5 million compared with cash provided of $21.4 million for the year ended December 31, 1998. The decrease is primarily due to the non-cash gain on exchange of properties, only one payment of semi-annual interest on Operating Company's 9.375% Subordinated notes in 1998 versus two payments in 1999, an increase in receivables and decreases in accounts payable and accrued expenses (net of acquisitions).

Cash Flows From Investing Activities. Net cash used in investing activities for the year ended December 31, 1999 reflects the acquisition of an additional 49 publications (net of exchanges and divestitures) during 1999 for $54.8 million. Acquisitions are key part of the Company's strategy and will fluctuate over time due to the availability of publications that meet the Company's acquisition strategy. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures, but will continue to pursue its strategy of opportunistically purchasing local newspapers in contiguous markets and clusters of local newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth.

Cash Flows From Financing Activities. Net cash flows from financing activities for the year ended December 31, 1999 primarily reflect borrowings made under the Company's Revolving Credit Facility to fund acquisition costs.

Liquidity. The Company's principal sources of funds will be cash provided by operating activities and borrowings under its Revolving Credit Facility. The Company believes that such funds will provide the Company with sufficient liquidity and capital resources to meet its current and financial obligations for the foreseeable future. See Note 7 to the Consolidated Financial Statements for a summary of the terms of the Revolving Credit Facility. The Company's parent, LGP, is dependent upon the cash flows of the Operating Company to fund the repayment of its borrowings and the redemption requirements under its respective preferred stock agreements.

The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Total interest expense for the year ended December 31, 1999 was $25.2 million including amortization of debt issuance costs of $1.1 million. The degree to which the Company is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 2000, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of it competitors, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic condition or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a $175.0 million Revolving Credit Facility that matures in January of 2003. Borrowings under the Revolving Credit Facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined in the Credit Agreement) or the Eurodollar Rate (as defined in the Credit Agreement) plus a margin that varies based upon a ratio set forth in the Credit Agreement. As a result the Company's interest expense will be affected by changes in the Base Rate or in the Eurodollar Rate. At December 31, 1999, the Company had borrowed $99.5 million under this Revolving Credit Facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information in response to this item is included in the consolidated financial statements and notes thereto, and related Independent Auditors' Report, appearing on pages F-1 to F-17 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 10.  DIRECTORS AND OFFICERS OF REGISTRANT


     The following table sets forth the name, age and position of individuals who serve as directors of the Company and executive officers of the Company. Each director of LGP will hold office until the next annual meeting of the stockholders or until his successor has been elected. Qualified officers of LGP and the Company are elected by their respective Boards of Directors and serve at the discretion of such Boards.


Name               Age  Position
----               ---  --------
Kenneth L. Serota  38   President, CEO, and Director
Scott T. Champion  40   Executive Vice President - Operations, and Director
Kevin O'Shea       40   Executive Vice President, CFO, and Director
Larry K. Randa     51   Executive Vice President - Suburban Chicago
Gene A. Hall       48   Senior Vice President - Midwestern Region
Joseph Armenia     54   Vice President - Controller
Randy Cope         39   Vice President - Missouri, Kansas, Arkansas
Kelly Luvison      40   Vice President - Western New York Region
Ted Mike           53   Vice President - Eastern Region
Leonard I. Green   65   Chairman of the Board of Directors
Gregory J. Annick  36   Director
John G. Danhakl    44   Director
Peter J. Nolan     41   Director

     Kenneth L. Serota is President and Chief Executive Officer. Mr. Serota is also a director of LGP. He served as Vice President - Law & Finance and Secretary of Hollinger from May 1995 to December 1997 and as a director of its APC Division, which owned the publications initially acquired by the Company, from 1996 to 1997. Prior thereto, Mr. Serota served as Senior Vice President of a privately held frozen food manufacturer from June 1992 through March 1995. Previously, Mr. Serota served as an attorney and a certified public accountant in private practice. Mr. Serota has significant experience negotiating and closing acquisitions of newspaper publications and primarily focuses his efforts on executing the Company's acquisition program and overseeing all administrative functions of LGP.

     Scott T. Champion is Executive Vice President - Operations and has primary responsibility for all community newspaper publications. Prior to 1998, he served as a Senior Vice President, Regional Manager, and District Manager of APC and had been employed at APC since 1988. Prior to his employment at APC, Mr. Champion served as the publisher of a group of privately owned newspaper publications. Mr. Champion served as the publisher of the Daily Review Atlas and Pennysaver in Monmouth, Illinois, which publications were acquired by the Company in the Initial Acquisition, from 1984 to January 1999. Mr. Champion has more than 18 years' experience in the newspaper industry.

     Kevin O'Shea is Executive Vice President and the Chief Financial Officer. Mr. O'Shea served as Vice President and Corporate Treasurer of Bell & Howell Company from February 1996 to March 1998. From 1989 to 1996, Mr. O'Shea served as Vice President and Corporate Treasurer of Spencer Stuart, a global consulting firm. Prior thereto, Mr. O'Shea served as Vice President and treasurer/group controller for The Pritzker Organization, a large and diversified family holding company.

     Larry K. Randa has been Executive Vice President - Chicago Suburban Group since January 1999. Prior to that, Mr. Randa was an owner and held numerous progressively more responsible positions including Vice President of Operations for Life Printing & Publishing from 1974 until Life Printing & Publishing was acquired by the Company in January 1999. Mr. Randa is currently the publisher of 55 community newspapers serving the western suburbs of Chicago.

     Gene A. Hall is Senior Vice President and has primary responsibility for newspaper publications in the Midwestern region of the United States. He served as a Senior Vice President of APC from 1992 to 1998. Prior thereto, he served as a regional manager and had been employed at APC since 1988. Prior to his employment at APC, Mr. Hall was the owner and publisher of the Charles City Press, Six County Shopper and The Extra in Charles City, Iowa. Mr. Hall currently serves as the publisher of the Charles City Press, Six County Shopper and The Extra, which publications were acquired by the Company in the Initial Acquisition, and has served in such positions since 1986. Mr. Hall has more than 28 years of experience in the newspaper industry. Mr. Hall is also a director of First Security Bank & Trust.

     Joseph P. Armenia is Vice President and Controller since August of 1998. From 1981 to 1995 and from 1996 to 1998, Mr. Armenia served as Publisher of the Tonawanda NEWS, Kenmore Record, Grand Island Record, Wheatfield Record and the Tonawanda NEWS Extra and Regional Manager for Liberty Group Publishing Company. From 1995 to 1996 Mr. Armenia served as Vice President of Operations for the Chicago Sun Times. From 1975 to 1981 he served as Business Manager, General Manager, Publisher and Corporate Controller for Ingersoll Publications Company. Prior to his 25 years in the newspaper industry, he served as Medicare Statistician and Accountant for DeGraff Memorial Hospital.

     Randy Cope is Vice President responsible for newspaper operations in Missouri, Arkansas, and Kansas since December of 1998. Mr. Cope also oversees the Company's national classified advertising network. From 1991 to 1998, Mr. Cope was regional manager and publisher of the Northwest Arkansas Times in Fayetteville, Arkansas, which was owned by American Publishing Company. Mr. Cope has 19 years of experience covering all areas of newspaper operations.

     Kelly M. Luvison is Vice President responsible for newspaper operations in western New York, Pennsylvania and West Virginia, as well as Liberty Business Development Group. Mr. Luvison has served as regional manager for the Company since the Initial Acquisition and was appointed a Vice President in January 2000. Prior to this, was a regional manager for APC. A 17-year newspaperman, Luvison began his career in Pennsylvania as a reporter and editor. From 1987 to 1996 he was publisher of the Company's property in Waynesboro, Pa., and served as district manager for two other Pennsylvania newspapers. Since 1996 he has been publisher of the Evening Tribune in Hornell, NY, in addition to his duties as a regional manager and vice president.

     Ted Mike is Vice President and has primary responsibility for many the Company's newspaper operations in the eastern region of the United States. Mr. Mike served as regional manager for the Company since the Initial Acquisition and was appointed as Vice President in January 1999. Mr. Mike served as a regional manager for American Publishing Company since 1991. Mr. Mike currently serves as the publisher of The Evening Times and The Evening Times Extra in Sayre, Pennsylvania, publications which were acquired by the Company in the Initial Acquisition, and has served in such position since 1991. Mr. Mike has more than 30 years of experience in the newspaper industry.

     Leonard Green is the Chairman of the Board of Leonard Green & Partners, L.P. ("Leonard Green Partners"), a merchant banking firm that manages Green Equity Investors II, L.P. ("GEI") since the inception of Leonard Green Partners and GEI in 1994. Since 1989, Mr. Green has been individually, or through a corporation, a partner in a merchant banking firm affiliated with Leonard Green Partners. Prior to 1989, Mr. Green had been a partner at Gibbons, Green, van Amorongen for more than five years. Mr Green is also a director of Rite Aid Corporation and several private companies.

     Gregory J. Annick serves as a Director of the Company. He has been an executive officer of Leonard Green Partners since the formation of Leonard Green Partners and GEI in 1994. He joined a merchant-banking firm affiliated with Leonard Green Partners as an associate in 1989, became a principal in 1993, and through a corporation became a partner in 1994. From 1988 to 1989, he was an associate with the merchant banking firm of Gibbons, Green, van Amerongen. Before that time, Mr.

Annick was a financial analyst in mergers and acquisitions with Goldman, Sachs & Co. Mr. Annick is also a director of several private companies.

     John G. Danhakl serves as a Director of the Company. He has been an executive officer of Leonard Green Partners since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated ("Drexel"). Mr. Danhakl is also a director of Twinlab Corporation, The Arden Group, Inc., and several private companies.

     Peter J. Nolan is a director of the Company. He has been an executive officer and an equity owner of Leonard Green & Partners, L.P., a merchant banking firm that manages GEI, since April 1997. Mr. Nolan had previously been a Managing Director of DLJ and Co-Head of DLJ's Los Angeles Investment Banking Division and had been with DLJ since 1990. Prior to joining DLJ, Mr. Nolan was a First Vice President at Drexel. Mr. Nolan is also a director of several private companies.


ITEM 11. EXECUTIVE COMPENSATION.


                                            -----------------------------------------
                                                      ANNUAL COMPENSATION
        NAME AND                            -----------------------------------------
        PRINCIPAL POSITION         YEAR      SALARY    BONUS       OTHER      TOTAL
        -------------------       ------    --------  --------  -----------  --------

        Kenneth L. Serota          1998     $338,242  $150,000  $380,175(1)  $868,417
        President and CEO          1999      375,000   400,000   121,013(2)   896,013

        Kevin O'Shea               1998      116,923    75,000     5,106      197,029
        Executive V.P. - CFO       1999      171,429   200,000    18,656      390,085

        Scott T. Champion          1998       58,344    94,455    26,680      179,479
        Executive V.P.             1999      125,000    75,000    18,520      218,520

        Gene A. Hall               1998       45,538    83,751    30,386      159,672
        Senior V.P.                1999      125,000    50,000    18,723      193,723

        Randy Cope                 1998       10,000         0         0       10,000
        Vice President             1999      120,000    45,750     5,154      170,904

        Kenneth Cope               1998      184,615    30,000    23,459      238,574
        Executive V.P.             1999      200,000    30,000    93,336(3)   323,336

(1) Mr. Serota's 1998 other compensation consists of a transfer of 1,600 common shares from the controlling shareholder valued at $160,000, plus the related tax gross-up of $132,237, upon the commencement of his employment, plus $77,169 in loan forgiveness pursuant to his employment agreement, plus a $5,000 contribution to a deferred compensation plan and a car allowance of $5,769.

(2) Mr. Serota's 1999 other compensation consists of $110,013 in loan forgiveness, plus a $5,000 contribution to a deferred compensation plan and a car allowance of $6,000.

(3)  Mr. Cope terminated his employment with the Company on November
     30, 1999. His other compensation consists of $3,336 in life insurance, $40,000 in loan forgiveness, and $50,000 in finders fees related to certain properties acquired by the Company.

     The following table sets forth the number of stock options granted to the Named Executive Officers during 1999 and information regarding stock option exercises and exercisable and unexercisable stock options held by the Named Executive Officers as of December 31, 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR


                                                                             POTENTIAL
                                                                          REALIZABLE VALUE
                                    INDIVIDUAL GRANTS                        AT ASSUMED
             -----------------------------------------------------------    ANNUAL RATES
                         % OF TOTAL                                        OF STOCK PRICE
                NUMBER OF            OPTIONS        EXERCISE                 APPRECIATION
                SECURITIES          GRANTED TO       OR BASE               FOR OPTION TERM(3)
                UNDERLYING         EMPLOYEES IN       PRICE    EXPIRATION  ------------------
NAME         OPTIONS GRANTED(1)   FISCAL YEAR(2)     ($/SH)       DATE        5%        10%
-----       ------------------   --------------    --------   ----------  --------   -------
RANDY COPE         400                 5%            $100      01/31/09    $25,156    $63,750

(1) Options become exercisable one year after the date the options are granted. The term of the option is ten years from the original grant date.

(2) Based on 8,000 total options granted to employees, including the Named Executive Officers, in 1999.

(3) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                           NO.
                                               % OWNED  OF SHARES
                                               -------  ---------

              Common Stock:

              Liberty Group Publishing, Inc.      100%        100
              3000 Dundee Rd., Suite #203
              Northbrook, IL 60062


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

     On January 27, 1998, in satisfaction of the Company's obligations under the terms of the Employment Agreement, GEI transferred to Mr. Serota 2% of the fully-diluted equity of LGP and, in addition, Mr. Serota purchased from GEI an additional 2% of the fully-diluted equity of the Company for the price and on the terms and conditions such equity was purchased by GEI. The Company loaned to Mr. Serota 50% of the purchase price of such shares pursuant to a Secured Recourse Promissory Note dated January 27, 1998. Such loan bears interest at a rate equal to the applicable federal rate for loans of the same maturity as of the date of the loan. The outstanding principal amount of the loan, together with all interest accrued thereon, will be due and payable in full upon the earlier of (i) a change in control (as defined in the Employment Agreement) or (ii) January 1, 2001. The Employment Agreement provides certain "call" rights to the Company, which are generally exercisable upon Mr. Serota's termination of employment with the Company.

MANAGEMENT SHARES

     On January 27, 1998, GEI transferred an aggregate of 64,000 shares of Common Stock ("Management Shares") to the Chief Executive Officer of the Company, Mr. Serota, pursuant to a management stockholders agreement (the "Management Stockholders Agreement"). The Management Stockholders Agreement contains a "call" option exercisable by LGP upon termination of Mr. Serota's employment with LGP or Liberty Group Operating, a right of first refusal in favor of Mr. Serota, certain "piggyback" registration rights, "tag-along" sale rights and "drag-along" sale obligations consistent with the terms of the Employment Agreement. In addition, LGP or GEI may sell shares of LGP Common Stock to other current or prospective officers and employees of Liberty Group Operating (together with the Senior Management Investors, the "Management Investors"). As of the date hereof, a total of 96,000 Management Shares have been transferred to employees other than Mr. Serota at a price of $5 per share, for total consideration of $480,000.

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

During 1999, the Company's parent repurchased 32,000 outstanding common shares for a total of $250,000 from management shareholders who terminated their employment with the Company.

In February 2000, the Company's parent effected a 20-to-1 stock split of its common stock, bringing the total shares of common stock issued to 1,600,000. The Company's parent then authorized the issuance of 55,000 additional common shares, of which 49,500 shares will be made available in the form of stock options for local publishers. Members of the management team will also receive 5,500 of these new shares to eliminate any dilution of their original holdings that will result from the issuance of shares under the LGP stock option plan.

COMPENSATION OF DIRECTORS AND MANAGEMENT FEES

     Individuals who are officers of Liberty Group Operating and LGP, as well as Messrs. Green, Annick, Danhakl and Nolan, do not receive any compensation directly for their service on LGP's and Liberty Group Operating's Boards of Directors. Liberty Group Operating has agreed, however, to pay Leonard Green and Partners an annual management fee of $1.0 million. Such fee is payable in equal monthly installments, but is subordinated in right of payment to the Senior Discount Debentures and the Senior Subordinated Notes for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. Leonard Green and Partners also received acquisition finders' fees of $375 in 1999 and is owed $1,264 at December 31, 1999. See "Certain Relationships and Related Transactions - Management Fees".

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.       Consolidated Financial Statements, Consolidated Financial
              Statement Schedules and Exhibits.

              Independent Auditors' Report.

              Consolidated Balance Sheets as of December 31, 1998 and 1999.

              Consolidated Statements of Operations for the years ended December 31, 1997, 1998, and 1999.

              Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1998, and 1999.

              Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998, and 1999.

              Notes to Consolidated Financial Statements.

2. The following consolidated financial statement schedule of the Company and the related independent auditors' report are included in this Form 10-K on pages S-1 and S-2: Independent Auditors' Report - Schedule II - Valuation and Qualifying Accounts. All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.


3. The exhibits filed as a part of this report are listed in the accompanying Index to Exhibits.


2.1      Asset Purchase Agreement, dated as of November 21, 1997, among Liberty Group        Incorporated by reference to exhibits
         Publishing, Inc., Green Equity Investors II, L.P. (as guarantor), Liberty Group     included on the Company's
         Operating, Inc., Hollinger International Inc., APAC-90 Inc., American Publishing    Registration Statement on Form S-4
         (1991) Inc. and APAC-95 Inc.                                                        (Registration No.: 333-46959)

2.2      Asset Purchase Agreement, dated as of November 21, 1997, among Liberty Group        Incorporated by reference to exhibits
         Publishing, Inc., Green Equity Investors II, L.P. (as guarantor), Liberty Group     included on the Company's
         Operating, Inc., Hollinger International Inc., American Publishing Company of       Registration Statement on Form S-4
         Illinois, APAC-90 Inc., American Publishing (1991) Inc. and APAC-95 Inc.            (Registration No.: 333-46959)

2.3      Exchange Agreement, dated as of November 21, 1997, between American                 Incorporated by reference to exhibits
         Publishing Company of Illinois and Chicago Deferred Exchange Corporation.           included on the Company's
                                                                                             Registration Statement on Form S-4
                                                                                             (Registration No.: 333-46959)

2.4      Qualified Exchange Trust Agreement, dated as of November 21, 1997, among the        Incorporated by reference to exhibits
         Chicago Trust Company, as Trustee under Trust No. 38347501, Chicago Deferred        included on the Company's
         Exchange Corporation and American Publishing Company of Illinois.                   Registration Statement on Form S-4
                                                                                             (Registration No.: 333-46959)

2.5      Amendment to Asset Purchase Agreement, dated as of January 14, 1998, among          Incorporated by reference to exhibits
         Liberty Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),     included on the Company's
         Liberty Group Operating, Inc., Hollinger International Inc., APAC-90 Inc.,          Registration Statement on Form S-4
         American Publishing (1991) Inc. and APAC-95 Inc.                                    (Registration No.: 333-46959)

2.6      Amendment to Asset Purchase Agreement, dated as of January 14, 1998, among          Incorporated by reference to exhibits
         Liberty Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),     included on the Company's
         Liberty Group Operating, Inc., Hollinger International Inc., American Publishing    Registration Statement on Form S-4
         Company of Illinois, APAC-90 Inc., American Publishing (1991) Inc. and APAC-        (Registration No.: 333-46959)
         95 Inc.

2.7      Amendment to Exchange Agreement, dated as of January 14, 1998, between              Incorporated by reference to exhibits
         American Publishing Company of Illinois and Chicago Deferred Exchange               included on the Company's
         Corporation.                                                                        Registration Statement on Form S-4
                                                                                             (Registration No.: 333-46959)

2.8      Amendment to Qualified Exchange Trust Agreement, dated as of January 14, 1998,      Incorporated by reference to exhibits
         among The Chicago Trust Company, as Trustee under Trust No. 38347501,               included on the Company's
         Chicago Deferred Exchange Corporation and American Publishing Company of            Registration Statement on Form S-4
         Illinois.                                                                           (Registration No.: 333-46959)

2.9      Agreement, dated as of January 15, 1998, among Liberty GroupPublishing,             Incorporated by reference to exhibits
         Equity Investors II, L.P. (as guarantor), Liberty Group Operating, Inc.,            included on the Company's
         Hollinger International Inc., American Publishing Company of Illinois,              Registration Statement on Form S-4
         APAC-90 Inc.,  American Publishing (1991) Inc. and APAC-95 Inc.                     (Registration No.: 333-46959)

2.10     Agreement, dated as of January 23, 1998, among American Publishing Company of       Incorporated by reference to exhibits
         Illinois, Chicago Deferred Exchange Corporation and The Chicago Trust Company.      included on the Company's
                                                                                             Registration Statement on Form S-4
                                                                                             (Registration No.: 333-46959)

2.11     Agreement, dated as of January 26, 1998, among Liberty Group Publishing, Inc.,      Incorporated by reference to exhibits
         Green Equity Investors II, L.P. (as guarantor), Liberty Group Operating, Inc.,      included on the Company's
         Hollinger International Inc., American Publishing Company of Illinois,              Registration Statement on Form S-4
         APAC-90 Inc., American Publishing (1991) Inc. and APAC-95 Inc.                      (Registration No.: 333-46959)

3.1      Certificate of Incorporation of Liberty Group Operating, Inc.                       Incorporated by reference to exhibits
                                                                                             included on the Company's
                                                                                             Registration Statement on Form S-4
                                                                                             (Registration No.: 333-46959)



3.2      By-Laws of Liberty Group Operating, Inc.                                             Incorporated by reference to exhibits
                                                                                              included on the Company's
                                                                                              Registration Statement on Form S-4
                                                                                              (Registration No.: 333-46959)

4.1      Indenture, dated as of January 27, 1998, among Liberty Group Operating, Inc., the    Incorporated by reference to exhibits
         Subsidiary Guarantors named therein and State Street Bank and Trust Company, as      included on the Company's
         Trustee, including form of 9-3/8% Senior Discount Debentures due 2008.               Registration Statement on Form S-4
                                                                                              (Registration No.: 333-46959)

*10.1    Employment Agreement, dated as of November 21, 1997, among Liberty Group             Incorporated by reference to exhibits
         Publishing, Inc., Liberty Group Operating, Inc. and Kenneth                          included on the Company's
         L. Serota.                                                                           Registration Statement on Form S-4
                                                                                              (Registration No.: 333-46959)

*10.2    Management Stockholders Agreement, dated as of January 27, 1998, among Liberty       Incorporated by reference to exhibits
         Group Publishing, Inc., Green Equity Investors II, L.P. and Kenneth L. Serota.       included on the Company's
                                                                                              Registration Statement on Form S-4
                                                                                              (Registration No.: 333-46959)

*10.3    Amended and Restated Management Subscription and Stockholders Agreement,             Included herewith.
         dated as of February 1, 2000, by and between Liberty Group Publishing, Inc.,
         Green Equity Investors II, L.P. and Scott T. Champion.

*10.4    Amended and Restated Management Subscription and Stockholders Agreement,             Included herewith.
         dated as of February 1, 2000, by and between Liberty Group Publishing, Inc.,
         Green Equity Investors II, L.P. and Kevin O'Shea.


*10.5    Amended and Restated Management Subscription and Stockholders Agreement,            Included herewith.
         dated as of February 1, 2000, by and between Liberty Group Publishing, Inc.,
         Green Equity Investors II, L.P. and Gene A. Hall.

10.6     Non-Competition Agreement, dated as of January 27, 1998, between Liberty Group      Incorporated by reference to exhibits
         Operating, Inc. and Hollinger International Inc.                                    included on the Company's
                                                                                             Registration Statement on Form S-4
                                                                                             (Registration No.: 333-46959)

10.7     Credit Agreement, dated as of January 27, 1998, among Liberty Group Operating,      Incorporated by reference to exhibits
         Inc. (as borrower), Liberty Group Publishing, Inc. (as parent guarantor), the       included on the Company's
         Subsidiary Guarantors named therein, Citicorp USA, Inc.(as administrative agent     Registration Statement on Form S-4
         and swingline lender), Citibank, N.A. (as issuing bank), Wells Fargo Bank, N.A.     (Registration No.: 333-46959)
         (as documentation agent), BT Alex. Brown Incorporated (as syndication agent),
         Bank of America, NT & SA and Citicorp Securities, Inc. (as arranger).

10.8     First Amendment to Credit Agreement, dated as of May 20, 1999, by and among         Included herewith.
         Liberty Group Operating, Inc. (as borrower), Liberty Group Publishing, Inc. (as parent guarantor), the Lenders (as defined therein), Citibank, N.A. (as issuing bank) and Citicorp USA, Inc. (as administrative agent and as swingline lender).

10.9     Second Amendment to Credit Agreement, dated as of September 30, 1999, by and        Included herewith.
         among Liberty Group Operating, Inc. (as borrower), Liberty Group Publishing, Inc.
         (as parent guarantor), the Lenders (as defined therein), Citibank, N.A. (as issuing bank) and Citicorp USA, Inc. (as administrative agent and as swingline lender).

10.10    Pledge Agreement, dated as of January 27, 1998, from Liberty Group Publishing,      Incorporated by reference to exhibits
         Inc., Liberty Group Arizona Holdings, Inc., Liberty Group Arkansas Holdings,        included on the Company's
         Inc., Liberty Group California Holdings, Inc., Liberty Group Illinois Holdings,     Registration Statement on Form S-4
         Inc., Liberty Group Iowa Holdings, Inc., Liberty Group Kansas Holdings, Inc.,       (Registration No.: 333-46959)
         Liberty Group Michigan Holdings, Inc., Liberty Group Minnesota Holdings, Inc.,
         Liberty Group Missouri Holdings, Inc., Liberty Group New York Holdings, Inc.,
         Liberty Group Pennsylvania Holdings, Inc., Liberty Group Management Services,
         Inc. to the lenders under the Credit Agreement.

10.11    Pledge Agreement, dated as of January 27, 1998, from Liberty Group Operating,       Incorporated by reference to exhibits
         Inc. to the lenders under the Credit Agreement.                                     included on the Company's
                                                                                             Registration Statement on Form S-4
                                                                                             (Registration No.: 333-46959)

*10.12   Liberty Group Publishing, Inc.'s Publishers Deferred Compensation Plan.             Incorporated by reference to exhibits
                                                                                             included on the Company's Annual Report
                                                                                             on Form 10-K for the period ended
                                                                                             December 31, 1999.

*10.13   Liberty Group Publishing, Inc.'s Executive Benefit Plan.                            Incorporated by reference to exhibits
                                                                                             included on the Company's Annual Report
                                                                                             on Form 10-K for the period ended
                                                                                             December 31, 1999.

*10.14   Liberty Group Publishing, Inc.'s Executive Deferral Plan.                           Incorporated by reference to exhibits
                                                                                             included on the Company's Annual Report
                                                                                             on Form 10-K for the period ended
                                                                                             December 31, 1999.

*10.15   1999 Stock Option Plan                                                              Included herewith.

21       Subsidiaries of Liberty Group Operating, Inc.                                       Included herewith.

27       Financial Data Schedule.                                                            Included herewith.

---------------
* Management Contract/Compensatory Plan or Arrangement

The Company has agreed to furnish to the Commission, upon request, a copy of each agreement defining the rights of holders of long-term debt not filed herewith in reliance upon the exemption from filing applicable to any such agreement pursuant to which the total amount of securities authorized does not exceed 10% of the total consolidated assets of the Company.

(b)          Reports on Form 8-K.

             On October 15, 1999, the Company filed Form 8-K to report its exchange of assets with Lee Enterprises, Incorporated. As part of the Asset Exchange Agreement, the Company transferred the assets used in, and the liabilities related to, the publication, marketing and distribution of six local newspapers and related publications in Nebraska, together with $8.4 million in cash. In exchange, the Company accepted the assets used in, and the liabilities related to, the publication, marketing and distribution of ten local newspapers and related publications in Illinois and Iowa. On December 14, 1999, the Company filed Form 8-K/A on which it included the required financial statements in connection with the exchange of assets.

             On January 18, 2000, the Company filed Form 8-K to report its acquisition of all of the issued and outstanding shares of capital stock of Elko Daily Free Press, Inc. ("Elko"), a Nevada corporation, and for its acquisition of certain real property from Free Press Properties, LLC, a Nevada limited liability company. By acquiring the Elko shares the Company acquired substantially all of the assets owned by Elko. On March 20, 2000, the Company filed Form 8-K/A on which it included the required financial statements in connection with the acquisition of shares and real property.

                          INDEPENDENT AUDITORS' REPORT

The Stockholder and Board of Directors
Liberty Group Operating, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty Group Operating, Inc. and subsidiaries (Successor) as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended (Successor periods), and the combined statements of operations and changes in net assets and cash flows of the Local Newspaper Group of American Publishing Company (Predecessor) for the year ended December 31, 1997 (Predecessor period). These consolidated and combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of Liberty Group Operating, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the Successor periods, in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor combined financial statements present fairly, in all material respects, the results of their operations and their cash flows for the Predecessor period, in conformity with generally accepted accounting principles.

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



                                  /s/ KPMG LLP


Chicago, Illinois
March 27, 2000

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                               DECEMBER 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
Assets
Current Assets:
      Cash and cash equivalents                               $1,025    $1,860
      Accounts receivable, net of allowance
          for doubtful accounts of $1,182 and $1,141
          in 1998 and 1999, respectively                      15,021    19,561
      Inventory                                                2,200     2,130
      Prepaid expenses                                           240       507
      Other current assets                                       144       306
                                                            --------  --------
  Total current assets                                        18,630    24,364
  Property, plant and equipment, net                          29,283    39,356
  Intangible assets, net                                     350,754   402,748
  Deferred financing costs, net                                7,680     7,196
  Other assets                                                    54     2,217
                                                            --------  --------
  Total assets                                              $406,401  $475,881
                                                            --------  --------
  Liabilities and stockholders' equity
  Current Liabilities:
      Borrowings under revolving credit facility             $46,000   $99,500
      Current portion of long-term liabilities                   388       419
      Accounts payable                                         2,157     1,744
      Accrued expenses                                        14,482    14,445
      Deferred revenue                                         5,777     7,801
                                                            --------  --------

  Total current liabilities                                   68,804   123,909

  Long-term liabilities:
      Senior subordinated notes                              180,000   180,000
      Long-term liabilities, less current portion              1,446     1,499
      Deferred income taxes                                    8,455    19,488
                                                            --------  --------

  Total liabilities                                          258,705   324,896

  Stockholders' equity
      Common stock, $0.01 par value, 1,000 shares
          authorized, 100 shares issued and outstanding
          at December 31, 1998 and 1999                            -         -
      Additional paid in capital                             148,661   148,661
      Accumulated deficit                                       (965)    2,324
                                                            --------  --------
  Total stockholders' equity                                 147,696   150,985
                                                            --------  --------
  Total liabilities and stockholders' equity                $406,401  $475,881
                                                            --------  --------



          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                               YEARS ENDED DECEMBER 31,
                                        -------------  ----------   -----------
                                            1997          1998         1999
                                        (PREDECESSOR)  (SUCCESSOR)  (SUCCESSOR)

REVENUES:
   Advertising                                $69,602    $ 81,554      $120,573
   Circulation                                 21,451      22,844        27,543
   Job printing and other                       7,666       8,133        13,239
                                              -------    --------      --------
Total revenues                                 98,719     112,531       161,355
OPERATING COSTS AND EXPENSES:
   Operating costs                             39,309      45,976        68,351
   Selling, general and administrative         29,171      36,303        51,522
   Depreciation and amortization                7,470      11,917        16,657
                                              -------    --------      --------

Income from operations                         22,769      18,335        24,825
Interest expense                               10,551      19,300        25,216
Net gain on exchange and
   disposition of properties                        -           -         6,197
                                              -------    --------      --------

Income (loss) before income taxes,
   and extraordinary item                      12,218        (965)        5,806
Income taxes                                    5,271           -         2,752
                                              -------    --------      --------
Income (loss) before extraordinary item         6,947        (965)        3,054
Extraordinary gain on insurance proceeds            -           -           485
                                              -------    --------      --------
Net income (loss)                             $ 6,947    $   (965)     $  3,539
                                              =======    ========      ========



          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                     COMMON    COMMON    ADDITIONAL
                                     STOCK     STOCK      PAID-IN       NET      ACCUMULATED
                                     SHARES    AMOUNT     CAPITAL      ASSETS      DEFICIT      TOTAL
                                    --------  ---------  ----------   --------   -----------    -----
Balances at 12/31/96                       -    $    -         -       102,980           -     102,980
Net income                                 -         -         -         6,947           -       6,947
Transfers to APC, net                      -         -         -       (10,788)          -     (10,788)
                                      ------    ------   -------       -------      ------     -------
Balances at 12/31/97                       -         -         -        99,139           -      99,139
Reorganization of company                  -         -         -       (99,139)          -     (99,139)
Issuance of common stock                 100         -   148,501             -           -     148,501
Common stock issued in
  exchange for services                    -         -       160             -           -         160
Net loss                                   -         -         -             -        (965)       (965)
                                      ------    ------   -------       -------      ------     -------
Balances at 12/31/98                     100         -   148,661             -        (965)    147,696
Dividend paid
  to Company's parent                      -         -         -             -        (250)       (250)
Net loss                                   -         -         -             -       3,539       3,539
                                      ------    ------   -------       -------      ------     -------
Balances at 12/31/99                     100    $    -   148,411             -       2,324     150,985
                                      ======    ======   =======       =======      ======     =======




          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                     YEARS ENDED DECEMBER 31,
                                              ---------------------------------------
                                                  1997          1998         1999
                                              (PREDECESSOR)  (SUCCESSOR)  (SUCCESSOR)

Cash flows from operating activities:
   Net income (loss)                                 $6,947    $    (965)    $  5,996
Adjustments to reconcile net
   earnings to net cash provided
   by operating activities:
       Depreciation and amortization                  7,470       11,917       16,657
       Amortization of debt issue costs                   -          928        1,109
       Noncash compensation                               -          238          223
       Net gain on exchange and
           disposition of properties                      -            -       (6,197)
       Extraordinary gain                                 -            -         (485)
   Changes in assets and liabilities,
       net of acquisitions and dispositions:
       Accounts receivable, net                         311         (805)      (1,325)
       Inventory                                       (336)         103          139
       Prepaid expenses and other assets                (19)         972       (2,552)
       Accounts payable                                 (85)        (209)      (2,338)
       Accrued expenses                                 207        9,072       (3,173)
       Deferred revenue                                  82          113          445
                                                    -------     --------      -------
Net cash flows provided by
   operating activities                              14,577       21,364        8,499
                                                    -------     --------      -------
Cash flows from investing activities:
   Purchases of property, plant
       and equipment                                 (1,713)      (2,232)      (5,687)
   Acquisitions, net of cash
       acquired                                      (1,657)    (386,446)     (54,822)
                                                    -------     --------      -------
Net cash flows used in investing
   activities                                        (3,370)    (388,678)     (60,509)
                                                    -------     --------      -------
Cash flows from financing activities:
   Net proceeds from issuing
       long-term debt                                     -      172,464            -
   Net borrowings (repayments) under
       revolving credit facility                          -       46,000       53,500
   Net proceeds from issuing common
       stock                                              -      148,423            -
   Repurchase of common stock                             -            -         (250)
   Payments on long term liabilities                   (735)           -         (405)
   Transfers to APC, net                            (10,788)           -            -
                                                    -------     --------      -------
Net cash provided by (used in)
   financing activities                             (11,523)     366,887       52,845
                                                    -------     --------      -------
Net decrease in cash and cash
   equivalents                                         (316)        (427)         835
Cash and cash equivalents, at
   beginning of period                                1,768        1,452        1,025
Cash and cash equivalents, at
   end of period                                     $1,452       $1,025       $1,860
Supplemental cash flow disclosure -
   Non-cash gain on exchange of properties                -            -        7,899
   Common Stock issued in exchange
       for services                                       -          160            -
   Cash interest paid                                     -       10,913       24,107
   Income taxes paid                                      -            -          130
Repayment of stock subscription through                   -            -            -

   forgiveness of debt                                    -           78          223


          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) DESCRIPTION OF BUSINESS

     The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company owns and operates 301 publications in 15 states. The Company's total revenues are derived from advertising (75% of 1999 total revenues), circulation (17%) and job printing and other (8%). Raw materials, mainly newsprint and ink, are readily available from a number of suppliers. No single customer accounts for a significant percentage of revenues.

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

     Prior to the Initial Acquisition, the Company's operations represented a portion of APC and the Company's operations were financed through APC. The accompanying consolidated financial statements represent all of the assets and associated revenues, expenses, and cash flows of the Company, assuming that the Company was organized for all periods as a separate legal entity. Intercompany transactions between newspapers owned by the Company have been eliminated in consolidation.

     The historical interest expense represents an allocation of APC's interest expense (calculated as APC's weighted average interest rate of 10.64% for the year ended December 31, 1997, applied to the average balance of the net assets of the Business for the period). Because the Company's capital structure changed significantly as a result of the Initial Acquisition, historical interest expense is not necessarily indicative of the interest expense that the Company would have incurred as a separate independent entity.

     In the accompanying consolidated financial statements the terms "Liberty Group Operating" or the "Company" when used with respect to periods prior to January 1, 1998 refer to the combined group of newspapers sold by APC (the Local Newspaper Group of American Publishing Company) and when used with respect to periods subsequent to January 1, 1998 refers to Liberty Group Operating, Inc. and its consolidated subsidiaries. The combined historical financial information of the newspapers acquired from APC prior to the Initial Acquisition on January 1, 1998 is referred to as "Predecessor" while the consolidated financial information of the Company subsequent to the date of the Initial Acquisition is referred to as "Successor."

     The Company has accounted for the Initial Acquistion using the purchase method of accounting. Accordingly, the costs of the Initial Acquisition have been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations. The costs of certain intangible assets acquired of $296,500 are being amortized over periods ranging from 5 to 40 years. Because of the purchase price allocation, the accompanying consolidated financial statements of Successor are not directly comparable to those of Predecessor.

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

     (H) INCOME TAXES

     Subsequent to the Initial Acquisition, the Company's parent has been, and anticipates that it will be for the foreseeable future, in a tax loss position. Given the uncertainty as to the timing of the Company's parent's ability to utilize such losses to offset future taxable income, the Company's parent does not presently anticipate recording any tax benefit associated with its pre-tax losses. Prior to the Initial Acquisition, the Company represented a business unit of APC and as such did not file separate income tax returns. The income tax provision included in the accompanying consolidated statements of operations has been computed as if the Company were a separate company.

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Historical results of the Predecessor reflect current income taxes as transfers to APC as APC is responsible for the payment of income tax liabilities. State income taxes were computed utilizing a blended state rate of 6%, which is net of Federal income tax benefit.

     (I) FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-LIVED ASSETS

     The Company has reviewed the following financial instruments and determined that their fair values approximated their carrying values as of December 31, 1999: cash equivalents; borrowings under line of credit; accounts receivable; accounts payable and accrued expenses; Senior Subordinated Notes; and long-term liabilities,

     (J) CASH EQUIVALENTS

     Cash equivalents represent highly liquid certificates of deposit with a maximum term at origination of three months or less.

     (K) RECLASSIFICATIONS

     Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the 1999 presentation.

     (L) STOCK OPTIONS

     The Company accounts for its stock options under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123). Statement 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to apply the provisions of Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to "Employees" (APB 25) and provide pro forma net income (loss) disclosures for employee stock option grants made as if the fair value-based method defined in Statement 123 had been applied. Under APB 25, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to apply the provisions of APB 25 and provide the pro forma disclosures of Statement 123.



(2) ACQUISITIONS

     During 1998, the Company acquired substantially all of the assets of 166 newspapers for $322,378. The Company also acquired certain other newspapers for an aggregate purchase price of approximately $61,787. The purchase prices were allocated to the assets using the purchase method of accounting. The excess of the purchase prices over the estimated fair value of the tangible and identifiable intangible assets acquired (goodwill) was $125,496. Results of the acquired newspaper businesses have been included in consolidated statements of operations since the dates of acquisition.

     During 1999, the Company acquired (net of exchanges and divestitures) 49 newspapers for an aggregate purchase price of approximately $54,822. The purchase prices were allocated to the assets using the purchase method of accounting. The excess of the purchase prices over the estimated fair value of the tangible and identifiable intangible assets acquired (goodwill) was approximately $48,195. Results of the acquired newspaper businesses have been included in consolidated statements of operations since the dates of acquisition.

     The following unaudited pro forma summary presents the Company's results of operations as if the acquisitions accounted for as purchases had occurred at the beginning of the respective years. This summary is provided for informational purposes only. It does not necessarily reflect the actual results that would have occurred had the acquisitions been made as of the beginning of the respective years or of results that may occur in the future.



                                           1998              1999

Revenues                                  $139,800           $172,926
Net income (loss)                           (1,297)             4,583


In 1998, the Company acquired 91 publications in 16 transactions for a total cash purchase cost of $61.8 million.

In 1999, the Company acquired 49 publications in 13 transactions for a total cash purchase cost of $54.8 million, including the following acquisitions that had a material impact on the Company's results:

                                                        Purchase
                                              Date       Price              Description
                                           ----------------------------------------------------------
Suburban Life Printing and Publishing       01/17/99    $ 29.3      Purchase of stock and real estate
Asset exchange with CNHI (1)                07/01/99      49.0      Trade of assets
Asset exchange with Lee Enterprises (2)     10/01/99      22.0      Trade of assets plus cash
Other publications                          various       16.3      Purchases of stock and assets
                                                        ------
                                                        $116.6
Total purchase price including proceeds
received from divestitures less:                        $(61.8)
                                                        ------
Book value of assets exchanged                          $ 54.8
Net cash purchase price

(1) The Company traded six dailies and a shopper located in northwestern Pennsylvania to Community News Holdings, Inc. ("CNHI") for 4 dailies in Beatrice, NE; Moberly, MO; Pratt, KS; Oswego, NY and 2 weeklies in Donaldsonville, LA; and Pierre Part, LA; and a shopper in Joplin, MO. The properties received by the Company had a fair market value of $49.0 and the properties divested had a book value of $41.1. As a result, the Company recorded a non-cash gain of $7.9 on this transaction.

(2) The Company traded a daily newspaper and a shopper in Beatrice, NE, plus $9.3 in cash for 2 dailies in Ottumwa, IA and Kewanee, IL; and a weekly in Aledo, IL; and a shopper in Geneseo, IL. The fair value of the properties received was equal to the fair value of the property paid. No gain or loss was recognized on this transaction.

These acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed according to their fair market values at the dates of acquisition and amortized the results of operations are included in the consolidated financial statements since the dates of acquisition.

(3) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                            DECEMBER 31,
                                                         ------------------
                                                           1998      1999
                                                         --------  --------

     Land                                                  $5,032    $6,891
     Buildings and improvements                            14,558    16,840
     Machinery and equipment                                9,106    17,646
     Furniture and fixtures                                 1,905     1,832
                                                         --------  --------
                                                           30,601    43,209
     Less accumulated depreciation and amortization        (1,318)   (3,853)
                                                         --------  --------
                                                          $29,283   $39,356
                                                         ========  ========

(4) INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                                            DECEMBER 31,
                                                         ------------------
                                                           1998      1999
                                                         --------  --------

     Non-compete agreements                               $18,423   $16,902
     Subscriber lists                                      41,100    46,058
     Advertiser lists                                     162,220   173,691
     Archives                                              14,114    15,492
     Goodwill                                             125,496   172,456
                                                         --------  --------
                                                          361,353   424,599
     Less accumulated amortization                        (10,599)  (21,851)
                                                         --------  --------
                                                         $350,754  $402,748
                                                         ========  ========

(5) ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                            DECEMBER 31,
                                                         ------------------
                                                           1998      1999
                                                         --------  --------

     Accrued payroll                                       $1,184    $1,182
     Accrued vacation                                         312       476
     Accrued bonus                                          5,452     2,458
     Accrued interest                                       7,459     7,654
     Accrued other                                             75     2,675
                                                         --------  --------
                                                          $14,482   $14,445
                                                         ========  ========

(6) LONG-TERM DEBT

     Long-term debt at December 31, 1999 consists of the following:

     1999


     Liberty Group Operating, Inc.
     9.37% Senior Subordinated Notes
     Due February 1, 2008                                          $180,000

     Less current installments                                          -0-
     Long-term debt, excluding current installments
     Total                                                         $180,000
                                                                   ========

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1999 are as follows:; 2000, $0; 2001,$0; 2002, $0;
2003, $0; 2004, $0 and thereafter $180,000.

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

(7) REVOLVING CREDIT FACILITY

The Operating Company has in place a $175.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is secured by substantially all of the tangible and intangible assets of the Operating Company. Borrowings under the Revolving Credit Facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined in the credit agreement) or the Eurodollar Rate (as defined in the credit agreement) plus a margin that varies based upon a ratio set forth in the credit agreement (the "Applicable Margin"). Under the terms of the Revolving Credit Facility, the Company pays a fee equal to the Applicable Margin for Eurodollar Rate Advances (as defined in the credit agreement) per annum on the aggregate amount of outstanding letters of credit. The Operating Company also pays a fee on the unused portion of the Revolving Credit Facility. No principal payments are due on the Revolving Credit Facility until the maturity date January 27, 2003. At December 31, 1999, the Operating Company had utilized $99.5 million of the Revolving Credit Facility. The average interest rate on these borrowings was 8.94% at December 31, 1999.

(8) LONG-TERM LIABILITIES

     Long-term liabilities principally represents amounts due under non-interest-bearing non-compete agreements through 2008.

     The aggregate amount of principal payments at December 31, 1999 are as follows:


                         2000              419
                         2001              461
                         2002              368
                         2003              310
                         2004              193
                         Thereafter        167
                                        ------
                                        $1,918
                                        ======




(9) ISSUANCE OF COMMON STOCK

On the date of the Initial Acquisition, the Company issued 100 shares of Common Stock, par value $0.01 per share, to LGP. No other common shares were issued in 1998 or 1999.

(10) INCOME TAXES

Income taxes for the periods shown below consisted of:


                               CURRENT   DEFERRED     TOTAL
                               --------  --------  --------

Year ended December 31, 1997:
  U.S. Federal                   4,009       659     4,668
  State and local                  603         -       603
                                ------    ------    ------
                                $4,612    $  659    $5,271

Year ended December 31, 1998:
  U.S. Federal                       -         -         -
  State and local                    -         -         -
                                ------    ------    ------
                                     -         -         -

Year ended December 31, 1999:
  U.S. Federal                  $    -    $2,089    $2,089
  State and local                  295       368       663
                                ------    ------    ------
                                   295     2,457     2,752
                                ======    ======    ======


     Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 35% in 1997 and 34% in 1998 and 1999 to income (loss) before income tax expense as a result of the following:


                                           YEARS ENDED DECEMBER 31,
                                         ----------------------------
                                           1997      1998      1999
                                         --------  --------  --------

Computed "expected" tax expense
  (benefit)                               $4,276   $  (328)   $2,139
Increase (decrease) in income taxes
  resulting from:
  Amortization of nondeductible
     goodwill                                344        89       233
  State and local income taxes               651         -       438

  Nondeductible meals and entertainment        -        12        40
  Nondeductible expenses                       -         -         3
  Other                                        -         -       125
  Change in Federal valuation allowance        -       227      (226)
                                         --------  --------  --------
                                         $ 5,271   $     -    $2,752
                                         ========  ========  ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at 1998 and 1999 are presented below:


                                              1998     1999
                                            --------  -------
Deferred tax assets:
  Accounts receivable, principally
    due to allowance for doubtful accounts  $   473      $456
  Accrued expenses                            1,643     2,579
  Net operating losses                        3,198     4,016
                                            -------   -------
Gross deferred tax assets                     5,314     7,051
less: valuation allowance                      (266)       --
                                            -------   -------
Net deferred tax assets                       5,048     7,051
                                            -------   -------
Deferred tax liabilities:
Long-lived assets, principally due
  to differences in depreciation and
  amortization                                5,082     6,534
Intangible assets, principally
  due to differences in amortization          8,421    20,005
                                            -------   -------
                                             13,503    26,539
                                            -------   -------
  Net deferred tax liability                $ 8,455   $19,488
                                            =======   =======

The Company is included in the consolidated income tax return of its parent, LGP. At December 31, 1999, the Company's proportionate share of the net operating loss carry-forwards for Federal and state income tax purposes amounted to $10,040 are available to offset future taxable income of LGP, if any. These federal and state operating losses begin to expire in 2018 and 2003, respectively. The Company's tax position is computed as if it filed a separate return.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Accordingly, the Company has recorded no valuation allowance against certain Federal and state deferred tax assets as of December 31,1999.

The Company acquired deferred tax liabilities of $8,455 and $8,575 in 1998 and 1999 respectively through corporate acquisitions.

(11) EMPLOYEE BENEFIT PLANS

     The Company's Parent maintains certain benefit plans for employees of the Company and its subsidiaries.

     The Company maintains a defined contribution plan conforming to IRS rules for 401(k) plans, for all of its employees satisfying minimum service requirements as set forth under the plan. The plan allows for a discretionary matching contribution. The Company recorded $129 in matching contributions in 1999.

     LGP maintains three non-qualified deferred compensation plans, as described below, for certain employees of the Company and its subsidiaries.

     LGP maintains the Liberty Group Publishing, Inc. Publishers' Deferred Compensation Plan ("Publishers Plan"), a non-qualified deferred compensation plan for the benefit of certain designated publishers of the Company's newspapers. Under the Publishers' Plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula which is based upon the gross operating profits of each such publisher's newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the Publishers' Plan in the event that the publisher's employment with the Company is terminated for "cause" as defined in the Publishers' Plan. Amounts credited to a participating publisher's bookkeeping account are distributable upon termination of the publisher's employment with the Company, and will be made in a lump sum or installments as elected by the publisher. The Company recorded $111 and $133 of compensation expense related to the plan in 1998 and 1999, respectively.

     LGP maintains the Liberty Group Publishing, Inc. Executive Benefit Plan ("Executive Benefit Plan"), a non-qualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Benefit Plan, the Company credits an amount, determined by the Company's sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the Executive Benefit Plan in the event that the key employee's employment with the Company is terminated for "cause" as defined in the Executive Benefit Plan. Amounts credited to a participating key employee's bookkeeping account are distributable upon termination of the key employee's employment with the Company, and will be made in a lump sum or installments as elected by the key employee. The Company recorded $35 and $65 of compensation expense related to the plan in 1998 and 1999, respectively.

     LGP maintains the Liberty Group Publishing, Inc. Executive Deferral Plan ("Executive Deferral Plan"), a non-qualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Deferral Plan, eligible key employees may elect to defer a portion of their compensation for payment at a later date. Currently, the Executive Deferral Plan allows a participating key employee to defer up to 100% of his or her annual compensation until termination of employment or such earlier period as elected by the participating key employee. Amounts deferred are credited to a bookkeeping account established by the Company for this purpose. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. Amounts deferred under the Executive Deferral Plan are fully vested and nonforfeitable. The amounts in the bookkeeping account are payable to the key employee at the time and in the manner elected by the key employee.

(12) STOCK OPTION PLAN

In February 1999, LGP adopted an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan (for Publishers), and a Non-Qualified Stock Option Plan (for Corporate employees) (Collectively, the "Plans") under which certain employees may be granted the right to purchase shares of common stock. LGP has reserved an aggregate of 49,480 shares of common stock for issuance under the Plans. Stock options may be exercised only to the extent they have vested in accordance with the provisions described in the Plans. Options vest under the Incentive Stock Option Plan on the first anniversary of the grant date. Options vest under the Non-Qualified Stock Option Plan (for Publishers) on the eighth anniversary of the grant date, however, the vesting period may be accelerated if certain financial targets are met. Options vest under the Non-Qualified Stock Option Plan (for Corporate employees) on the third anniversary of the grant date. Stock options in the Plans, may be exercised only to the extent they have vested in accordance with the provisions in the plans.

The Company applies APB 25 in accounting for the Plans. All options under the Plans have been granted at exercise prices not less than the market value at the date of grant. Accordingly, no compensation expense has been recognized in the financial statements for the Plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock option plan under Statement 123, the Company's net income (loss) for the year ended December 31, 1999 would have been the pro forma amounts indicated below:


Net income (loss)  As reported   $  3,539
                   Pro forma     $  3,470

In February 2000, Company's parent effected a 20 for 1 stock split of the Company's parent's common stock (see note 15.) All share data has been retroactively restated to account for this stock split. Under the Plans, the exercise price of each option equals the market value of the Company's parent's stock on the date of grant. The per share weighted-average fair value of stock options granted during 1999 was $2.34 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, expected volatility of approximately 0%, risk-free interest rate of 6.43%, and an expected life of 10 years. Stock option activity for the year ended December 31, 1999 is as follows:

                                          exercise
                                  Shares     price
                                --------  --------
Outstanding at date of adoption     --      $  --

    Granted                       59,075     5.00

    Canceled                        (400)     5.00
                                --------  --------

Outstanding on December 31, 1999  58,675     $5.00
                                ========  ========

The following table summarized information about stock options outstanding at December 31, 1999:

                             Weighted-
                             average       Weighted-                 Weighted
                             remaining     average                   average
 Exercise    Options         contractual   exercise    Options       exercise
 price       outstanding     life          price       exercisable    price
---------    -----------    ------------   ---------   -----------   ---------
  $5.00        58,675        9.1 years       $5.00        4,396        $5.00
=========    ===========    ============   =========   ===========   =========




(13) RELATED PARTY TRANSACTIONS

     Executive Stock Investments

During 1998, the majority common stockholder transferred 32,000 common shares to the Chief Executive Officer upon the commencement of his employment. This transaction was treated as a compensation expense and an additional contribution to paid in capital.

Upon the commencement of his employment in January of 1998 the Company loaned the Chief Executive Officer $250 pursuant to an Unsecured Promissory Note. The Loan will be forgiven on a pro rata Daily Basis from January 28, 1998 to January 28, 2001. The Loan will be forgiven in its entirety if the Chief Executive Officer is terminated by the Company without cause or if the Chief Executive Officer terminates his employment for good reason (as defined in the agreement) death, disability, or upon the consummation of an initial public offering of securities of the Company.

In addition, certain other executives were given the opportunity to purchase common stock in the Company. Under the plan, each executive paid cash for 50% of their stock investment and executed a five year note for the remaining 50%. The Company has the right to repurchase the common stock at the original cost if the executive terminates his employment or is terminated for cause.

     Management Fees

In each of 1998 and 1999, the Company paid $1.0 million in management fees and paid $0 and $375 in 1998 and 1999, respectively in acquisition finders fees to the majority common stockholder of its parent, and is obligated to pay acquisition finders fees of $850,000 at December 31, 1999.

(14) Extraordinary Item

The Company's facility in Pratt, Kansas was damaged by a severe flood. The cost of the machinery and equipment and furniture and fixtures destroyed was $235, net of accumulated depreciation of $18. The Company received insurance proceeds sufficient to replace these assets in the amount of $702, and reported the resulting gain of $485 as an extraordinary item.


(15) SUBSEQUENT EVENTS

In January 2000, the Company acquired all the issued and outstanding shares of capital stock of Elko Daily Free Press, Inc., a 7,000 circulation daily newspaper and certain real property from Free Press Properties, LLC. The total cash consideration for the Nevada properties was $13,128. The Company also acquired the New Hampton (IA) Tribune, a 10,400 circulation weekly newspaper.

In March 2000, the Company effected a 20-to-1 stock split for its common stock, bringing the total shares of common stock authorized and issued to 1,655,000 and 1,600,000, respectively. All share and per share data has been retroactively restated to account for this stock split. A total of 55,000 additional common shares have been made available in the form on stock options for local publishers. Members of the management team will also receive a small portion of these new shares to eliminate any dilution of their original holdings that will result from the issuance of shares under the company's stock option plan.

                          INDEPENDENT AUDITORS' REPORT

The Stockholder and Board of Directors
Liberty Group Operating, Inc.:

Under date of March 27, 2000, we reported on the consolidated balance sheets of Liberty Group Operating, Inc. and subsidiaries (Successor) as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended (Successor periods), and the combined statements of operations and changes in net assets and cash flows of the Local Newspaper Group of American Publishing Company (Predecessor) for the year ended December 31, 1997 (Predecessor period), as contained in the 1999 Form 10-K. In connection with our audits of the aforementioned consolidated and combined financial statements, we also audited the related financial statement schedule. The financial statement schedule is the responsibility of the Companies' management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                  /s/ KPMG LLP

Chicago, Illinois
March 30, 2000

                                   SCHEDULE II

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


            ALLOWANCE FOR
               DOUBTFUL            BEGINNING  BAD DEBT              ENDING
               ACCOUNTS             BALANCE   EXPENSE   WRITE-OFFS  BALANCE
     ----------------------------  ---------  --------  ----------  -------


     Year ended December 31, 1997     $1,022      $763      $(771)   $1,014
     Year ended December 31, 1998     $1,014      $694      $(526)   $1,182
     Year ended December 31, 1999     $1,182      $912      $(953)   $1,141

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 30, 2000         LIBERTY GROUP OPERATING, INC. (Registrant)

                              By /s/ KENNETH L. SEROTA
                              Kenneth L. Serota,
                              President and
                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.


Dated: March 30, 2000         /s/ KENNETH L. SEROTA
                              Kenneth L. Serota,
                              President and
                              Chief Executive Officer
                              and Director


Dated: March 30, 2000         /s/ KEVIN O'SHEA
                              Kevin O'Shea,
                              Executive Vice President,
                              Chief Financial Officer,
                              Secretary and Director

Dated: March 30, 2000         /s/ LEONARD GREEN
                              Leonard Green, Director

Dated: March 30, 2000         /s/ PETER NOLAN
                              Peter Nolan, Director

Dated: March 30, 2000         /s/ GREG ANNICK
                              Greg Annick, Director

Dated: March 30, 2000         /s/ JOHN DANHAKL
                              John Danhakl, Director

Dated: March 30, 2000         /s/ SCOTT T. CHAMPION
                              Scott T. Champion, Director

                                                         INDEX TO EXHIBITS
                                                         -----------------
2.1      Asset Purchase Agreement, dated as of November 21, 1997, among Liberty Group        Incorporated by reference to exhibits
         Publishing, Inc., Green Equity Investors II, L.P. (as guarantor), Liberty Group     included on the Company's
         Operating, Inc., Hollinger International Inc., APAC-90 Inc., American Publishing    Registration Statement on Form S-4
         (1991) Inc. and APAC-95 Inc.                                                        (Registration No.: 333-46959)

2.2      Asset Purchase Agreement, dated as of November 21, 1997, among Liberty Group        Incorporated by reference to exhibits
         Publishing, Inc., Green Equity Investors II, L.P. (as guarantor), Liberty Group     included on the Company's
         Operating, Inc., Hollinger International Inc., American Publishing Company of       Registration Statement on Form S-4
         Illinois, APAC-90 Inc., American Publishing (1991) Inc. and APAC-95 Inc.            (Registration No.: 333-46959)

2.3      Exchange Agreement, dated as of November 21, 1997, between American                 Incorporated by reference to exhibits
         Publishing Company of Illinois and Chicago Deferred Exchange Corporation.           included on the Company's
                                                                                             Registration Statement on Form S-4
                                                                                             (Registration No.: 333-46959)

2.4      Qualified Exchange Trust Agreement, dated as of November 21, 1997, among the        Incorporated by reference to exhibits
         Chicago Trust Company, as Trustee under Trust No. 38347501, Chicago Deferred        included on the Company's
         Exchange Corporation and American Publishing Company of Illinois.                   Registration Statement on Form S-4
                                                                                             (Registration No.: 333-46959)

2.5      Amendment to Asset Purchase Agreement, dated as of January 14, 1998, among          Incorporated by reference to exhibits
         Liberty Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),     included on the Company's
         Liberty Group Operating, Inc., Hollinger International Inc., APAC-90 Inc.,          Registration Statement on Form S-4
         American Publishing (1991) Inc. and APAC-95 Inc.                                    (Registration No.: 333-46959)

2.6      Amendment to Asset Purchase Agreement, dated as of January 14, 1998, among          Incorporated by reference to exhibits
         Liberty Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),     included on the Company's
         Liberty Group Operating, Inc., Hollinger International Inc., American Publishing    Registration Statement on Form S-4
         Company of Illinois, APAC-90 Inc., American Publishing (1991) Inc. and APAC-        (Registration No.: 333-46959)
         95 Inc.

2.7      Amendment to Exchange Agreement, dated as of January 14, 1998, between              Incorporated by reference to exhibits
         American Publishing Company of Illinois and Chicago Deferred Exchange               included on the Company's
         Corporation.                                                                        Registration Statement on Form S-4
                                                                                             (Registration No.: 333-46959)

2.8      Amendment to Qualified Exchange Trust Agreement, dated as of January 14, 1998,      Incorporated by reference to exhibits
         among The Chicago Trust Company, as Trustee under Trust No. 38347501,               included on the Company's
         Chicago Deferred Exchange Corporation and American Publishing Company of            Registration Statement on Form S-4
         Illinois.                                                                           (Registration No.: 333-46959)

2.9      Agreement, dated as of January 15, 1998, among Liberty Group Publishing             Incorporated by reference to exhibits
         Inc., Equity Investors II, L.P. (as guarantor), Liberty Group Operating, Inc.,      included on the Company's
         Hollinger International Inc., American Publishing Company of Illinois,              Registration Statement on Form S-4
         APAC-90 Inc., American Publishing (1991) Inc. and APAC-95 Inc.                      (Registration No.: 333-46959)

2.10     Agreement, dated as of January 23, 1998, among American Publishing Company of       Incorporated by reference to exhibits
         Illinois, Chicago Deferred Exchange Corporation and The Chicago Trust Company.      included on the Company's
                                                                                             Registration Statement on Form S-4
                                                                                             (Registration No.: 333-46959)

2.11     Agreement, dated as of January 26, 1998, among Liberty Group Publishing, Inc.,      Incorporated by reference to exhibits
         Green Equity Investors II, L.P. (as guarantor), Liberty Group Operating, Inc.,      included on the Company's
         Hollinger International Inc., American Publishing Company of Illinois,              Registration Statement on Form S-4
         APAC-90 Inc., American Publishing (1991) Inc. and APAC-95 Inc.                      (Registration No.: 333-46959)

3.1      Certificate of Incorporation of Liberty Group Operating, Inc.                       Incorporated by reference to exhibits
                                                                                             included on the Company's
                                                                                             Registration Statement on Form S-4
                                                                                             (Registration No.: 333-46959)



3.2      By-Laws of Liberty Group Operating, Inc.                                             Incorporated by reference to exhibits
                                                                                              included on the Company's
                                                                                              Registration Statement on Form S-4
                                                                                              (Registration No.: 333-46959)

4.1      Indenture, dated as of January 27, 1998, among Liberty Group Operating, Inc., the    Incorporated by reference to exhibits
         Subsidiary Guarantors named therein and State Street Bank and Trust Company, as      included on the Company's
         Trustee, including form of 9-3/8% Senior Discount Debentures due 2008.               Registration Statement on Form S-4
                                                                                              (Registration No.: 333-46959)

*10.1    Employment Agreement, dated as of November 21, 1997, among Liberty Group             Incorporated by reference to exhibits
         Publishing, Inc., Liberty Group Operating, Inc. and Kenneth                          included on the Company's
         L. Serota.                                                                           Registration Statement on Form S-4
                                                                                              (Registration No.: 333-46959)

*10.2    Management Stockholders Agreement, dated as of January 27, 1998, among Liberty       Incorporated by reference to exhibits
         Group Publishing, Inc., Green Equity Investors II, L.P. and Kenneth L. Serota.       included on the Company's
                                                                                              Registration Statement on Form S-4
                                                                                              (Registration No.: 333-46959)

*10.3    Amended and Restated Management Subscription and Stockholders Agreement,             Included herewith.
         dated as of February 1, 2000, by and between Liberty Group Publishing, Inc.,
         Green Equity Investors II, L.P. and Scott T. Champion.

*10.4    Amended and Restated Management Subscription and Stockholders Agreement,             Included herewith.
         dated as of February 1, 2000, by and between Liberty Group Publishing, Inc.,
         Green Equity Investors II, L.P. and Kevin O'Shea.


*10.5    Amended and Restated Management Subscription and Stockholders Agreement,            Included herewith.
         dated as of February 1, 2000, by and between Liberty Group Publishing, Inc.,
         Green Equity Investors II, L.P. and Gene A. Hall.

10.6     Non-Competition Agreement, dated as of January 27, 1998, between Liberty Group      Incorporated by reference to exhibits
         Operating, Inc. and Hollinger International Inc.                                    included on the Company's
                                                                                             Registration Statement on Form S-4
                                                                                             (Registration No.: 333-46959)

10.7     Credit Agreement, dated as of January 27, 1998, among Liberty Group Operating,      Incorporated by reference to exhibits
         Inc. (as borrower), Liberty Group Publishing, Inc. (as parent guarantor), the       included on the Company's
         Subsidiary Guarantors named therein, Citicorp USA, Inc.(as administrative agent     Registration Statement on Form S-4
         and swingline lender), Citibank, N.A. (as issuing bank), Wells Fargo Bank, N.A.     (Registration No.: 333-46959)
         (as documentation agent), BT Alex. Brown Incorporated (as syndication agent),
         Bank of America, NT & SA and Citicorp Securities, Inc. (as arranger).

10.8     First Amendment to Credit Agreement, dated as of May 20, 1999, by and among         Included herewith.
         Liberty Group Operating, Inc. (as borrower), Liberty Group Publishing, Inc. (as parent guarantor), the Lenders (as defined therein), Citibank, N.A. (as issuing bank) and Citicorp USA, Inc. (as administrative agent and as swingline lender).

10.9     Second Amendment to Credit Agreement, dated as of September 30, 1999, by and        Included herewith.
         among Liberty Group Operating, Inc. (as borrower), Liberty Group Publishing, Inc.
         (as parent guarantor), the Lenders (as defined therein), Citibank, N.A. (as issuing bank) and Citicorp USA, Inc. (as administrative agent and as swingline lender).

10.10    Pledge Agreement, dated as of January 27, 1998, from Liberty Group Publishing,      Incorporated by reference to exhibits
         Inc., Liberty Group Arizona Holdings, Inc., Liberty Group Arkansas Holdings,        included on the Company's
         Inc., Liberty Group California Holdings, Inc., Liberty Group Illinois Holdings,     Registration Statement on Form S-4
         Inc., Liberty Group Iowa Holdings, Inc., Liberty Group Kansas Holdings, Inc.,       (Registration No.: 333-46959)
         Liberty Group Michigan Holdings, Inc., Liberty Group Minnesota Holdings, Inc.,
         Liberty Group Missouri Holdings, Inc., Liberty Group New York Holdings, Inc.,
         Liberty Group Pennsylvania Holdings, Inc., Liberty Group Management Services,
         Inc. to the lenders under the Credit Agreement.

10.11    Pledge Agreement, dated as of January 27, 1998, from Liberty Group Operating,       Incorporated by reference to exhibits
         Inc. to the lenders under the Credit Agreement.                                     included on the Company's
                                                                                             Registration Statement on Form S-4
                                                                                             (Registration No.: 333-46959)

*10.12   Liberty Group Publishing, Inc.'s Publishers Deferred Compensation Plan.             Incorporated by reference to exhibits
                                                                                             included on the Company's Annual Report
                                                                                             on Form 10-K for the period ended
                                                                                             December 31, 1999.

*10.13   Liberty Group Publishing, Inc.'s Executive Benefit Plan.                            Incorporated by reference to exhibits
                                                                                             included on the Company's Annual Report
                                                                                             on Form 10-K for the period ended
                                                                                             December 31, 1999.

*10.14   Liberty Group Publishing, Inc.'s Executive Deferral Plan.                           Incorporated by reference to exhibits
                                                                                             included on the Company's Annual Report
                                                                                             on Form 10-K for the period ended
                                                                                             December 31, 1999.

*10.15   1999 Stock Option Plan                                                              Included herewith.

21       Subsidiaries of Liberty Group Operating, Inc.                                       Included herewith.

27       Financial Data Schedule.                                                            Included herewith.

---------------------------------
* Management Contract/Compensatory Plan or Arrangement

The Company has agreed to furnish to the Commission, upon request, a copy of each agreement defining the rights of holders of long-term debt not filed herewith in reliance upon the exemption from filing applicable to any such agreement pursuant to which the total amount of securities authorized does not exceed 10% of the total consolidated assets of the Company.
