Form 10-Q
period 2000-03-31
LIBERTY GROUP OPERATING INC
filed 2000-05-15
CIK 1056465

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTER ENDED                 COMMISSION FILE NUMBER
               MARCH 31, 2000                        333-46959

                          LIBERTY GROUP OPERATING, INC.
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                 36-4197635
   (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)

   3000 DUNDEE ROAD, SUITE 203 NORTHBROOK, ILLINOIS          60062
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

                      TABLE OF CONTENTS

PART I                          FINANCIAL INFORMATION PAGE                                    PAGE
------                          --------------------------                                    ----
Item 1     Unaudited Interim Consolidated Financial Statements

           Unaudited Consolidated Balance Sheets at March 31, 2000 and
           December 31,1999 ..................................................................  1

           Unaudited Consolidated Statements of Operations for the Three Months
           Ended March 31, 2000 and March 31, 1999 ...........................................  2

           Unaudited Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2000 and March 31, 1999 ...........................................  3

           Notes to the Unaudited Interim Consolidated Financial Statements ..................  4

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations .............................................................  6

Item 3     Quantitative and Qualitative Disclosures About Market Risk ........................ 10

PART II    OTHER INFORMATION

Item 2     Changes in Securities and Use of Proceeds ......................................... 11

Item 4     Submission of Matters to a Vote of Security Holders ............................... 11

Item 6     Exhibits and Reports on Form 8-K .................................................. 12

SIGNATURE  PAGE .............................................................................. 14

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                       MARCH 31,  DECEMBER 31,
                                                         2000        1999
                                                       ---------  -----------
Assets
Current Assets:
          Cash and cash equivalents                    $   2,319    $   1,860
          Accounts receivable, net of allowance
          for doubtful accounts of $1,356 and $1,141
          in 2000 and 1999, respectively                  18,888       19,561
          Inventory                                        2,421        2,130
          Prepaid expenses                                 1,684          507
          Other current assets                               342          306
                                                       ---------    ---------
     Total current assets                                 25,654       24,364

     Property, plant and equipment, net                   43,067       39,356
     Intangible assets, net                              415,086      402,748
     Deferred financing costs, net                         6,823        7,196
     Other assets                                          5,496        2,217
                                                       ---------    ---------
     Total assets                                      $ 496,126    $ 475,881
                                                       =========    =========

Liabilities and stockholders' equity (deficit)
Current Liabilities:
     Borrowings under revolving credit facility        $ 120,650    $  99,500
     Current portion of long-term liabilities                456          419
     Accounts payable                                      2,498        1,744
     Accrued expenses                                     11,750       14,445
     Deferred revenue                                      8,276        7,801
                                                       ---------    ---------
Total current liabilities                                143,630      123,909

Long-term liabilities:
     Senior subordinated notes                           180,000      180,000
     Long-term liabilities, less current portion           1,842        1,499
     Deferred income taxes                                21,974       19,488
                                                       ---------    ---------
Total liabilities                                        347,446      324,896

      Stockholders' equity (deficit):
      Additional paid in capital                         148,707      148,661
      Retained earnings (accumulated deficit)                (27)       2,324
                                                       ---------    ---------
     Total stockholders' equity (deficit)                148,680      150,985
                                                       ---------    ---------
Total liabilities and stockholders' equity (deficit)   $ 496,126    $ 475,881
                                                       =========    =========


          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                 THREE MONTHS ENDED MARCH 31,
                                                 ---------------------------
                                                    2000             1999
    REVENUES:
     Advertising                                  $ 32,225         $ 25,623
     Circulation                                     7,374            6,576
     Job printing and other                          2,698            2,804
                                                  --------         --------
Total revenues                                      42,297           35,003
OPERATING COSTS AND EXPENSES:
     Operating costs                                18,176           15,387
     Selling, general and administrative            14,604           11,634
     Depreciation and amortization                   4,537            3,668
                                                  --------         --------
Income from operations                               4,980            4,314

Interest expense                                     6,939            5,528
Amortization of debt issue costs                       296              253
                                                  --------         --------
Loss before income taxes                            (2,255)          (1,467)


Income taxes                                            96               --
                                                  --------         --------
Net loss                                            (2,351)          (1,467)
                                                  ========         ========


          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                  2000        1999
Cash flows from operating activities:
     Net loss                                                 $ (2,351)   $ (1,467)
Adjustments to reconcile net
     earnings to net cash provided
     by operating activities:
         Depreciation and amortization                            4,537       3,668
         Amortization of debt issue costs                           296         253
         Non-cash Compensation                                      101        --
     Changes in assets and liabilities, net of acquisitions:
         Working capital-net                                     (1,582)     (2,710)
         Other assets                                                --          54
                                                               --------    --------

Net cash flows provided by (used in)
     operating activities:                                        1,001        (202)
                                                               --------    --------
Cash flows from investing activities:
     Purchases of property, plant
         and equipment                                           (4,757)       (990)
     Acquisitions, net of cash acquired                         (16,851)    (31,659)
                                                               --------    --------

Net cash flows used in investing
     activities                                                 (21,608)    (32,649)
                                                               --------    --------
Cash flows from financing activities:
     Net borrowings under revolving
         credit facility                                         21,150      34,000
     Payments on long term liabilities                              (84)         --
                                                               --------    --------
Net cash provided by financing
     activities                                                  21,066      34,000
                                                               --------    --------
Net increase in cash and cash
     equivalents                                                    459       1,149
Cash and cash equivalents, at
    beginning of period                                           1,860       1,025
                                                               --------    --------
Cash and cash equivalents, at
     end of period                                             $  2,319    $  2,174
                                                               ========    ========


          See accompanying notes to consolidated financial statements.

                          LIBERTY GROUP OPERATING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY, BASIS OF PRESENTATION AND ACQUISITION

Liberty Group Operating, Inc. ("Company") is a leading publisher of community newspapers and related publications that are the dominant source of news, print advertising, and other local content in their communities. Operating is a wholly-owned subsidiary of Liberty Group Publishing, Inc. ("LGP"). The interim consolidated financial statements include the accounts of the Company and its consolidated subsidiaries (the "Company").

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 should be read in conjunction with the December 31, 1999 audited consolidated financial statements of the Company included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The Company began operations on January 27, 1998, upon the acquisition of virtually all of the assets and certain liabilities that were used primarily in the business of publishing, marketing and distributing a total of 166 community newspapers and related publications ("Initial Acquisition"). The effective date of the Initial Acquisition was January 1, 1998. Since that time, the Company has purchased an additional 144 publications, for a total of 310 publications in 16 states across the United States.

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

The Notes were issued by the Company and are general unsecured obligations of the Company. The Notes are irrevocably and unconditionally joint and severally guaranteed by each of the Company's existing and future subsidiaries. The Notes are redeemable for cash at the option of the Company anytime after February 1, 2003 at stipulated redemption amounts or, in certain limited circumstances, are partially redeemable on or prior to February 1, 2001 at a redemption amount of 109.375% of their principal amount. In the event of a change in control of the Company, the Company must offer to repurchase the Notes at 101% of their principal amount.

The Company has in place a $175.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is secured by substantially all of the tangible and intangible assets of the Company. Borrowings under the Revolving Credit Facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined in the credit agreement) or the Eurodollar Rate (as defined in the credit agreement) plus a margin that varies based upon a ratio set forth in the credit agreement (the "Applicable Margin"). Under the terms of the Revolving Credit Facility, the Company pays a fee equal to the Applicable Margin for Eurodollar Rate Advances (as defined in the credit agreement) per annum on the aggregate amount of outstanding letters of credit. The Company also pays a fee on the unused portion of the Revolving Credit Facility. No principal payments are due on the Revolving Credit Facility until the maturity date January 27, 2003. At March 31, 2000, the Company had utilized $120.7 million of the Revolving Credit Facility. The average interest rate on these borrowings was 8.85% at March 31, 2000. See note 7 for changes pertaining to the Revolving Credit Facility.

(3) STOCKHOLDERS' EQUITY

LGP owns 100% of the common Stock of the Company. There are no other classes of stock.

(4) ACQUISITIONS

In the first quarter of 2000 the Company acquired 9 publications in 5 transactions for a total cash purchase cost of $16.9 million, including the following acquisitions that had a material impact on the Company's results:


                                 Date      Purchase Price    Description
                                 ----      --------------    -----------
Elko Daily Free Press            1/3/2000     $    13.2      Purchase of stock and real estate.
Other Publications               various      $     3.7      Purchase of stock and assets.
                                              ---------
Total purchase price paid                     $    16.9


These acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed according to their fair market values at the dates of acquisition and amortized. The results of operations are included in the consolidated financial statements since the dates of acquisition.

(5) RELATED PARTY TRANSACTIONS

On January 27, 1998 the Company entered into a Management Agreement with Leonard Green & Partners, L.P. ("Green"), the principal stockholder of LGP, whereby Green will provide management, consulting and financial planning services to the Company for an annual management fee of $1.0 million. Green owns 100% of the Junior Preferred Stock and 92% of the Common Stock of LGP.

(6) RECLASSIFICATIONS

Certain amounts in prior year's financial statements have been reclassified to conform to the 2000 presentation.

(7) SUBSEQUENT EVENTS

On May 1, 2000, the Company purchased the stock of Downers Grove Reporter, a group of eight weekly and multi-weekly newspapers with a combined circulation of 69,000, and in a separate transaction on the same date, the stock of Terry Newspapers, Inc. a group of two weekly and two shopper publications. Also on May 1, 2000, the Company purchased the assets of the McDonough County Shopper and the Fulton County Shopper.

On April 18, 2000, the Company entered into an agreement to amend and restate its $175.0 million credit facility. The amendment and restatement extended the maturity date of the revolving portion ("Amended Revolving Credit Facility") to March 2005, and included the issuance of a $100 million Term Loan B. The Term Loan B matures in March 2007, and will require annual principal payments of $500,000 in 2000, $1,000,000 from 2001 through 2004, $36,125,000 in 2005,
$47,500,000 in 2006, and $11,875,000 in 2007. The Term Loan B and the Amended Revolving Credit Facility bear interest at the Company's option equal to the Base Rate (as defined in the amended and restated credit agreement) or the Eurodollar Rate (as defined in the amended and restated credit agreement) plus a margin that varies based upon a ration set forth in the amended and restated credit agreement. There is an individual margin for the Term Loan B and the Amended Revolving Credit Facility, the company pays a fee equal to the Applicable Margin or Eurodollar advances (as defined in the amended and restated credit agreement) per annum on the aggregate amount of outstanding letters of credit. The Company also pays a fee on the unused portion of the Amended Revolving Credit Facility. No principal payments are due on the Amended Credit Facility until the maturity date.

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

OVERVIEW

    Liberty Group Operating, Inc. ("Company") is a leading publisher of community newspapers and related publications that are the dominant source of news, print advertising, and other local content in their communities. Operating is a wholly-owned subsidiary of Liberty Group Publishing, Inc. ("LGP"). The interim consolidated financial statements include the accounts of LGP and Operating Company and its consolidated subsidiaries (the "Company").

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

    The Company began operations on January 27, 1998, upon the acquisition of virtually all of the assets and certain liabilities that were used primarily in the business of publishing, marketing and distributing a total of 166 community newspapers and related publications ("Initial Acquisition"). The effective date of the Initial Acquisition was January 1, 1998. Since that time, the Company has purchased an additional 144 publications, for a total of 310 publications in 16 states across the United States.

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

     RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

    Total Revenues. Total revenues for the quarter ended March 31, 2000 increased by $7.3 million, or 20.8%, to $42.3 million from $35.0 million for the quarter ended March 31, 1999. The increase in total revenues was primarily due to acquisitions and growth in same store business and was comprised of a $6.6 million increase in advertising revenue and a $0.8 million increase in circulation revenue, while job printing and other revenue decreased by $0.1 million.

     Operating Costs. Operating costs for the quarter ended March 31, 2000 were $18.2 million which was an increase of $2.8 million over the quarter ended March 31, 1999. This increase was primarily driven by acquisitions and partially offset by lower newsprint costs. As a percentage of revenue, operating costs decreased from 44.0% to 43.0%, primarily due to higher sales growth than the related increase in operating costs and also the operating cost structure of properties acquired in the last twelve months.

    Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended March 31, 2000 increased by $3.0 million, to $14.6 million from $11.6 million for the quarter ended March 31, 1999. The increase in selling, general and administrative expenses during the quarter ended March 31, 2000 was primarily due to acquisitions. As a percentage of revenue, selling, general and administrative expenses increased from 33.2% to 34.5%, primarily because properties acquired in the last twelve months had a higher selling, general and administrative cost structure than existing properties.

    Depreciation and Amortization. Depreciation and amortization expense for the quarter ended March 31, 2000 increased by $0.9 million, to $4.6 million from $3.7 million for the quarter ended March 31, 1999, as a result of the depreciation and amortization of fixed assets and intangible assets acquired and disposed of during the preceding twelve months.

    Interest Expense. Interest expense for the quarter ended March 31, 2000 increased by $1.4 million to $6.9 million from $5.5 million for the quarter ended March 31, 1999. The increase in interest expense was due to interest on borrowings used to fund acquisitions and higher interest rates.

    EBITDA. EBITDA (which is defined as operating income before interest, taxes, depreciation and amortization) for the quarter ended March 31, 2000 increased by $1.5 million, to $9.5 million from $8.0 million for the quarter ended March 31, 1999. The increase in EBITDA during the quarter ended March 31, 2000 was primarily due to operating income generated by acquisitions, same store revenue growth, and lower newsprint costs.

    Net Income (Loss). The Company incurred a net loss of $2.4 million for the quarter ended March 31, 2000, compared to a net loss of $1.5 million for the quarter ended March 31, 1999. The $0.9 million increase in net loss is attributable to increased depreciation, amortization, and interest expense associated with the acquisitions, which is partially offset by operating income from acquisitions, same store revenue growth, and lower newsprint costs.

LIQUIDITY AND CAPITAL RESOURCES

    Cash Flows From Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2000 increased by $1.2 million to $1.0 million compared with cash used of ($0.2) million for the three months ended March 31, 1999. The increase is primarily due to lower receivables, higher payables and accrued expenses, partially offset by higher interest expense on the Revolving Credit Facility.

     Cash Flows From Investing Activities. Net cash used in investing activities for the three months ended March 31, 2000 reflects the acquisition of Elko (NV) Daily Free Press, Magic Valley (ID) Publishing, New Hampton Tribune (IA) & Advertiser, Dansville-Wayland (NY) Pennysaver, and Plaquemine (LA) Publishing. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and clusters of community newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth.

    Cash Flows From Financing Activities. Net cash flows provided by financing activities for the three months ended March 31, 2000 reflects borrowings made under the Company's Revolving Credit Facility to fund acquisition costs. The Company is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

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

    The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' equity, tangible equity and cash flow. Total interest expense for the three months ended March 31, 2000 was $7.2 million including amortization of debt issuance costs of $0.3 million. The degree to which the Company is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 2000, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic condition or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

    Recent Acquisitions. During the quarter ended March 31, 2000, the Company purchased all of the stock of Elko Daily Free Press, a 7,900 circulation daily, and certain real property from Free Press Properties, LLC, located in Elko, Nevada. The Company also purchased all of the stock of Magic Valley Publishing, consisting of three weeklies and a shopper, located in Jerome, Idaho. The Company purchased the assets of New Hampton Tribune & Advertiser, a weekly and a shopper with circulation of 12,400, located in New Hampton, Iowa. The Company purchased the assets of the Dansville-Wayland Pennysaver, a shopper publication, in Dansville, New York. The Company also purchased the stock of Plaquemine Publishing, located in Plaquemine, Louisiana; a weekly and shopper with circulation of 16,000.

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

    Subsequent Events. On May 1, 2000, the Company purchased the stock of Downers Grove Reporter, a group of eight weekly and multi-weekly newspapers with a combined circulation of 69,000, and in a separate transaction on the same date, the stock of Terry Newspapers, Inc. a group of two weekly and two shopper publications. Also on May 1, 2000, the Company purchased the assets of the McDonough County Shopper and the Fulton County Shopper.

    On April 18, 2000, the Company entered into an agreement to amend and restate its $175 million credit facility. The amendment and restatement extended the maturity date of the revolving portion ("Amended Revolving Credit Facility") to March 2005, and included the issuance of a $100 million Term Loan B. The Term Loan B matures in March 2007, and will require annual principal payments of $500,000 in 2000, $1,000,000 from 2001 through 2004, $36,125,000 in 2005,
$47,500,000 in 2006, and $11,875,000 in 2007. The Term Loan B and the Amended Revolving Credit Facility bear interest at the Company's option equal to the Base Rate (as defined in the amended and restated credit agreement) or the Eurodollar Rate (as defined in the amended and restated credit agreement) plus a margin that varies based upon a ratio set forth in the amended and restated credit agreement. There is an individual margin for the Term Loan B and the Amended Revolving Credit Facility. Under the terms of the Amended Revolving Credit Facility, the Company pays a fee equal to the Applicable Margin or Eurodollar advances (as defined in the amended and restated credit agreement) per annum on the aggregate amount of outstanding letters of credit. The Company also pays a fee on the unused portion of the Amended Revolving Credit facility. No principal payments are due on the Amended Credit Facility until the maturity date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a $175.0 million Revolving Credit Facility that matures in January of 2003. Borrowings under the Revolving Credit Facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined in the Credit Agreement) or the Eurodollar Rate (as defined in the Credit Agreement) plus a margin that varies based upon a ratio set forth in the Credit Agreement. As a result the Company's interest expense will be affected by changes in the Base Rate or in the Eurodollar Rate. At March 31, 2000, the Company had borrowed $120.7 million under this Revolving Credit Facility.

Part II

ITEM 2.  Changes in Securities and Use of Proceeds.

                                      None

ITEM 4.  Submission of Matters to a Vote of Securities Holders.

                                      None

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

    2) Financial Data

(b) Reports on form 8-K

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


DATE: May 15, 2000                            LIBERTY GROUP OPERATING, INC.
------------------


                                              /s/ Kenneth L. Serota
                                              ----------------------------------
                                              Kenneth L. Serota
                                              President and Chief Executive
                                              Officer



                                              /s/ Kevin O'Shea
                                              ----------------------------------
                                              Kevin O'Shea
                                              Senior Vice President and
                                              Chief Financial Officer
                                              Principal Financial Officer