Form 10-Q
period 2000-06-30
LIBERTY GROUP OPERATING INC
filed 2000-08-14
CIK 1056465

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

                                ----------------



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarter ended                           Commission file number
       June 30, 2000                                      333-46957

                                ----------------


                          LIBERTY GROUP OPERATING, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                ----------------



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

                                ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

================================================================================

                                TABLE OF CONTENTS





PART I -- FINANCIAL INFORMATION PAGE

Item 1 Unaudited Interim Consolidated Financial Statements

       Unaudited Consolidated Balance Sheets at June 30, 2000 and December 31, 1999 ................    1

       Unaudited  Consolidated  Statements of Operations for the Three and
       Six Months Ended June 30, 2000
        ............................................................................................    2

       Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000
        ............................................................................................    3

       Notes to the Unaudited Interim Consolidated Financial Statements ............................    4

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations .......    7

Item 3 Quantitative and Qualitative Disclosures About Market Risk ..................................   10

PART II -- OTHER INFORMATION

Item 2 Changes in Securities and Use of Proceeds ...................................................   11

Item 4 Submission of Matters to a Vote of Security Holders .........................................   11

Item 6 Exhibits and Reports on Form 8-K ............................................................   11

Signature Page .....................................................................................   12

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      JUNE 30,  DECEMBER 31,
                                                                         2000      1999
                                                                      --------   --------
                                          ASSETS
Current Assets:
          Cash and cash equivalents ...............................   $  2,168   $  1,860
          Accounts receivable, net of allowance
          for doubtful accounts of $1,648 and $1,141
          in 2000 and 1999, respectively ..........................     21,168     19,561
          Inventory ...............................................      2,323      2,130
          Prepaid expenses ........................................      1,602        507
          Other current assets ....................................        287        306
                                                                      --------   --------
     Total current assets .........................................     27,548     24,364

     Property, plant and equipment, net ...........................     50,772     39,356
     Acquisitions in progress .....................................     40,748       --
     Intangible assets, net .......................................    426,735    402,748
     Deferred financing costs, net ................................      8,005      7,196
     Other assets .................................................        395      2,217
                                                                      --------   --------
     Total assets .................................................   $554,203   $475,881
                                                                      ========   ========
Liabilities and stockholders' equity (deficit) Current Liabilities:
     Borrowings under revolving credit facility ...................   $ 44,000   $ 99,500
     Current portion of long-term liabilities .....................        456        419
     Accounts payable .............................................      2,215      1,744
     Accrued expenses .............................................     16,067     14,445
     Deferred revenue .............................................      8,302      7,801
                                                                      --------   --------
Total current liabilities .........................................     71,040    123,909

Long-term liabilities:
     Term loan B ..................................................    100,000       --
     Senior subordinated notes ....................................    180,000    180,000
     Long-term liabilities, less current portion ..................      1,577      1,499
     Deferred income taxes ........................................     24,247     19,488
                                                                      --------   --------
Total liabilities .................................................    376,864    324,896


Stockholders' equity
     Common stock, $0.01 par value, 1,000 shares
       authorized, 100 issued and outstanding  at
         June 30, 2000 and December 31, 1999 ......................       --         --
     Additional paid in capital ...................................    176,967    148,661
     Retained Earnings ............................................        372      2,324
                                                                      --------   --------
     Total stockholders' equity ...................................    177,339    150,985
                                                                      --------   --------
Total liabilities and stockholders' equity ........................   $554,203   $475,881
                                                                      ========   ========






     See accompanying notes to unaudited consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                           JUNE 30,               JUNE 30,
                                     -------------------   --------------------
                                       2000       1999       2000        1999
                                     --------   --------   --------    --------
REVENUES:
     Advertising ................... $ 37,449   $ 29,383   $ 69,674    $ 55,011
     Circulation ...................    7,779      6,774     15,153      13,350
     Job printing and other ........    3,214      3,354      5,913       6,153
                                     --------   --------   --------    --------
Total revenues .....................   48,442     39,511     90,740      74,514
OPERATING COSTS AND EXPENSES:
     Operating costs ...............   19,856     16,457     38,033      31,844
     Selling, general and ..........   15,575     12,147     30,178      23,781
      administrative
     Depreciation and amortization      4,721      3,678      9,258       7,346
                                     --------   --------   --------    --------
Income from operations .............    8,290      7,229     13,271      11,543

Interest expense ...................    7,418      5,689     14,357      11,217
Amortization of debt issue costs ...      310        270        606         523
                                     --------   --------   --------    --------
Income (loss) before income taxes...      562      1,270     (1,692)       (197)

Income taxes .......................      163       --          260        --
                                     --------   --------   --------    --------
Net income (loss) ..................      399      1,270     (1,952)       (197)
                                     ========   ========   ========    ========



     See accompanying notes to unaudited consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                         ----------------------
                                                                           2000          1999
                                                                         ---------    ---------
Cash flows from operating activities:
     Net loss ........................................................   $  (1,952)   $    (197)
Adjustments to reconcile net
     loss to net cash provided
     by operating activities:
         Depreciation and amortization ...............................       9,258        7,346
         Amortization of debt issue costs ............................         606          523
         Non-cash compensation .......................................         122           92
     Changes in assets and liabilities, net of acquisitions:
         Working capital-net .........................................         570       (1,546)
         Other assets ................................................        --             54
                                                                         ---------    ---------
Net cash flows provided by
     operating activities ............................................       8,603        6,272
                                                                         ---------    ---------
Cash flows from investing activities:
     Purchases of property,  plant,  and  equipment  (including  print      (5,414)      (2,140)
         facility)
     Acquisitions, net of cash
         acquired ....................................................     (73,763)     (33,180)
                                                                         ---------    ---------
Net cash flows used in investing
     activities ......................................................     (79,177)     (35,320)
                                                                         ---------    ---------
Cash flows from financing activities:
     Net borrowings under
         revolving credit facility ...................................      66,350       29,350
     Net proceeds from contribution of
         capital .....................................................      29,550         --
     Net proceeds from issuing
         long term debt ..............................................      97,158         --
     Net increase (decrease) in
         long term liabilities .......................................        (326)         175
     Extinguishment of debt on prior
         revolving credit facility ...................................    (121,850)        --
                                                                         ---------    ---------
Net cash flows provided by
     financing activities ............................................      70,882       29,525
                                                                         ---------    ---------
Net increase in cash and cash
     Equivalents .....................................................         308          477
Cash and cash equivalents, at
     beginning of period .............................................       1,860        1,025
                                                                         ---------    ---------
Cash and cash equivalents, at
     end of period ...................................................   $   2,168    $   1,502
                                                                         =========    =========
Supplemental cash flow disclosures -
     Cash interest paid ..............................................      14,357       11,217
     Other Assets  transferred to property,  plant, and equipment (New
Print Facility) ......................................................       1,798         --


     See accompanying notes to unaudited consolidated financial statements.

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 should be read in conjunction with the December 31, 1999 audited consolidated financial statements of the Company included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The Company began operations on January 27, 1998, upon the acquisition of virtually all of the assets and certain liabilities that were used primarily in the business of publishing, marketing and distributing a total of 166 community newspapers and related publications ("Initial Acquisition"). The effective date of the Initial Acquisition was January 1, 1998. Since that time, the Company has purchased an additional 157 publications, for a total of 331 publications in 16 states across the United States.

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

On April 18, 2000, the Company entered into an agreement to amend and restate its $175.0 million credit facility. The amendment and restatement extended the maturity date of the revolving credit facility ("Amended Revolving Credit Facility") from January 2003 to March 2005, and included the issuance of a $100.0 million Term Loan B. The Term Loan B matures in March 2007, and will require annual principal payments of $0.5 million in 2000, $1.0 million from 2001 through 2004, $36.1 million in 2005, $47.5 million in 2006, and $11.9 million in 2007. The Term Loan B and the Amended Revolving Credit Facility bear interest at the Company's option equal to the Base Rate (as defined in the amended and restated credit agreement) or the Eurodollar Rate (as defined in the amended and restated credit agreement) plus a margin that varies based upon a ratio set forth in the amended and restated credit agreement. There is an individual margin for the Term Loan B and the Amended Revolving Credit Facility. The Company pays a fee equal to the Applicable Margin or Eurodollar advances (as defined in the amended and restated credit agreement) per annum on the aggregate amount of outstanding letters of credit. The Company also pays a fee on the unused portion of the Amended Revolving Credit Facility. No principal payments are due on the Amended Credit Facility until the maturity date.

(3) STOCKHOLDERS' EQUITY

LGP owns 100% of the common Stock of the Company. There are no other classes of stock.

(4) ACQUISITIONS

In the first six months of 2000, the Company acquired 30 publications in 9 transactions for a total cash purchase cost of $73.8 million, including the following acquisitions that had a material impact on the Company's results:

                                                   DATE      PURCHASE PRICE             DESCRIPTION
                                                 ---------   --------------    --------------------------------
Elko Daily Free Press......................      1/3/2000        $ 13.2        Purchase of stock and realestate
Downers Grove Reporter-Progress............      5/1/2000          11.5        Purchase of stock and assets
Adrian, Coldwater and Sturgis, Michigan....      6/30/2000         40.7        Purchase of assets
Other Publications.........................      various            8.4        Purchase of stock and assets
                                                                 ------
Total purchase price paid..................                      $ 73.8

These acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed accordingly to their fair values at the dates of acquisition and amortized. The results of operations are included in the consolidated financial statements since the dates of acquisition.

The following unaudited pro forma financial information presents the Company's results of operations as if the acquisitions accounted for as purchases had occurred at the beginning of the respective year. This summary is provided for informational purposes only. It does not reflect the actual results that would have occurred had the acquisitions been made as of the beginning of the respective years or of results that may occur in the future.

                                              Six Months Ended
                                        June 30, 2000    June 30, 1999
                                        -------------    --------------
Revenues..............................      $101,441        $85,213
Net income (loss).....................       ($1,700)           $55


(5) RELATED PARTY TRANSACTIONS

On January 27, 1998 the Company entered into a Management Agreement with Leonard Green & Partners, L.P. ("Green"), the principal stockholder of LGP, whereby Green will provide management, consulting and financial planning services to the Company.

(6) RECLASSIFICATIONS

Certain amounts in prior year's financial statements have been reclassified to conform to the 2000 presentation.

(7) SUBSEQUENT EVENT

On August 2, 2000, the Company purchased the assets of the McGraw Publishing Company, which includes a group of seven weekly publications.

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

OVERVIEW

    Liberty Group Operating, Inc. ("Operating Company") is a leading publisher of community newspapers and related publications that are the dominant source of news, print advertising, and other local content in their communities. Operating is a wholly-owned subsidiary of Liberty Group Publishing, Inc ("LGP"). The interim consolidated financial statements include the accounts of the Operating Company and its consolidated subsidiaries (the "Company").

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

    The Company began operations on January 27, 1998, upon the acquisition of virtually all of the assets and certain liabilities that were used primarily in the business of publishing, marketing and distributing a total of 166 community newspapers and related publications ("Initial Acquisition"). The effective date of the Initial Acquisition was January 1, 1998. Since that time, the Company has purchased an additional 157 publications, for a total of 323 publications in 16 states across the United States.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999

    Total Revenues. Total revenues for the quarter ended June 30, 2000 increased by $8.9 million, or 22.6%, to $48.4 million from $39.5 million for the quarter ended June 30, 1999. The increase in total revenues was primarily due to acquisitions and growth in local advertising revenue and was comprised of a $8.1 million increase in advertising revenue and a $1.0 million increase in circulation revenue, while job printing and other revenue decreased by $0.2 million. Total revenues for the six months ended June 30, 2000 increased by $16.2 million, or 21.8%, to $90.7 million from $74.5 million as of June 30, 1999. The increase in total revenues for the six months was primarily due to acquisitions and increases in local advertising revenues and was comprised of a $14.7 million increase in advertising revenue and a $1.8 million increase in circulation revenue, while job printing and other revenue decreased by $0.3 million.

    Operating Costs. Operating costs for the quarter ended June 30, 2000 were $19.9 million which was an increase of $3.4 million over the quarter ended June 30, 1999. This increase was primarily driven by acquisitions and higher labor, and delivery costs. Total operating costs for the six months ended June 30, 2000 increased by $6.2 million, to $38.0 million from $31.8 million as of June 30, 1999. This increase was primarily driven by acquisitions and higher labor and delivery costs. As a percentage of revenue for the quarter ended June 30, 2000, operating costs decreased from 41.7% to 41.0%, primarily due to higher sales growth than the related increase in operating costs and also the operating cost structure of properties acquired in the last twelve months.

    Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended June 30, 2000 increased by $3.5 million, to $15.6 million from $12.1 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, selling, general and administrative expenses increased by $6.4 million to $30.2 million from $23.8 million as of June 30, 1999. The increase in selling, general and administrative expenses during the quarter ended June 30, 2000 was primarily due to acquisitions and higher labor costs. As a percentage of revenue for the quarter ended June 30, 2000, selling, general and administrative expenses increased from 30.7% to 32.2%, primarily because properties acquired in the last twelve months had a higher selling, general and administrative cost structure than existing properties.

    Depreciation and Amortization. Depreciation and amortization expense for the quarter ended June 30, 2000 increased by $1.0 million, to $4.7 million from $3.7 million for the quarter ended June 30, 1999, as a result of the net depreciation and amortization of fixed assets and intangible assets acquired and disposed of during the preceding twelve months. For the six months ended June 30, 2000 depreciation and amortization expense increased by $2.0 million to $9.3 million from $7.3 million as of June 30, 1999 as a result of fixed assets and intangibles assets acquired during the preceding twelve months.

    Interest Expense. Interest expense for the quarter ended June 30, 2000 increased by $1.7 million to $7.4 million from $5.7 million for the quarter ended June 30, 1999. For the six months ended on June 30, 2000, interest expense increased $3.2 million to $14.4 million from $11.2 million as of June 30, 1999. The increase in interest expense was due to interest on borrowings used to fund acquisitions and higher interest rates.

    EBITDA. EBITDA (which is defined as operating income before interest, taxes, depreciation and amortization) for the quarter ended June 30, 2000 increased by $2.1 million, to $13.0 million from $10.9 million for the quarter ended June 30, 1999. For the six months ended on June 30, 2000, EBITDA increased $3.6 million, to $22.5 million from $18.9 million as of June 30, 1999. The increase in EBITDA during the quarter ended June 30, 2000 was primarily due to operating income generated by acquisitions, increases in local advertising revenue, which are partially offset by increases in labor and delivery costs.

    Net Income (Loss). Net income for the quarter ended June 30, 2000 decreased by $0.9 million to $0.4 million from $1.3 million for the quarter ended June 30, 1999. The decrease in net income is attributable to increased depreciation, amortization, and interest expense associated with the acquisitions, and higher labor and delivery costs which is partially offset by operating income from acquisitions and increases in local advertising revenue. For the six months ended June 30, 2000, the Company incurred a net loss of $2.0 million compared to a net loss of $0.2 million for the six months ended June 30, 1999. The $1.8 million increase in the net loss is attributed to increased depreciation, amortization, and interest expense associated with the acquisitions, and higher labor and delivery costs, which is partially offset by operating income from acquisitions and increases in local advertising revenue.

LIQUIDITY AND CAPITAL RESOURCES

    Cash Flows From Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2000 increased by $2.3 million to $8.6 million compared with cash provided of $6.3 million for the six months ended June 30, 1999. The increase is primarily due to lower receivables, higher payables and accrued expenses, partially offset by higher interest expense on the Revolving Credit Facility and higher prepaid expenses.

    Cash Flows From Investing Activities. Net cash used in investing activities for the six months ended June 30, 2000 reflects the acquisition of the Elko (NV) Daily Free Press, Magic Valley (ID) Publishing, New Hampton (IA) Tribune & Advertiser, Dansville-Wayland (NY) Pennysaver, Plaquemine (LA), Publishing Downers Grove (IL) Reporter, Terry Newspapers (IL), McDonough/Fulton County Shoppers (IL) along with the publications purchased in Adrian (MI), Coldwater
(MI) and Sturgis (MI). The Company will continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and clusters of community newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth.The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. During the quarter ended June 30, 2000, the Company completed construction and placed into service a centralized print facility located in the suburbs of Chicago, IL. In addition to providing more efficient production capability for the Company's Chicago area cluster, the new facility will allow the Company to obtain long term contracts for commercial print revenue. The cost of construction will be approximately $6.1 million and is partially offset by the sale of an existing print facility, $0.9 million, and the anticipated sale of another facility planned for during the third quarter of this fiscal year, $1.2 million, resulting in a net cost of $4.0. The Company has no material commitments for capital expenditures.

    Cash Flows From Financing Activities. Net cash flows provided by financing activities for the six months ended June 30, 2000 reflect borrowings made under the Company's revolving credit facilities to fund acquisition costs, proceeds from a contribution of capital, proceeds from acquiring a Term Loan B, which are partially offset by a payment to extinguish the Revolving Credit Facility balance at April 18, 2000. The Company is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

    Liquidity. The Company's principal sources of funds will be cash provided by operating activities and borrowings under its Amended Revolving Credit Facility. The Company believes that such funds will provide the Company with sufficient liquidity and capital resources to meet its current and financial obligations for the foreseeable future. See Note 2 to the Unaudited Consolidated Financial Statements for a summary of the terms of the Amended Revolving Credit Facility.

    The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' equity, tangible equity and cash flow. Total interest expense for the six months ended June 30, 2000 was $15.0 million including amortization of debt issuance costs of $0.6 million. The degree to which the Company is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 2000, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Amended Revolving Credit Facility and Term Loan B is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic condition or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

    Recent Acquisitions. On May 1, 2000, the Company purchased the assets of the McDonough County Shopper and the Fulton County Shopper, and in a separate transaction on the same date, the stock of Terry Newspapers, Inc. a group of two weekly and two shopper publications. On May 2, 2000, the Company purchased the stock of the Downers Grove Reporter, a group of eight weekly and multi-weekly newspapers with a combined circulation of 69,000. On June 30, 2000, the Company executed a purchase agreement to acquire the assets of three daily newspapers and six shoppers located in Adrian, Coldwater, and Sturgis, Michigan.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On April 18, 2000, the Company entered into an agreement to amend and restate its $175.0 million credit facility. The amendment and restatement extended the maturity date of the revolving credit facility ("Amended Revolving Credit Facility") from January 2003 to March 2005, and included the issuance of a $100.0 million Term Loan B. The Term Loan B matures in March 2007, and will require annual principal payments of $0.5 million in 2000, $1.0 million from 2001 through 2004, $36.1 million in 2005, $47.5 million in 2006, and $11.9 million in 2007. The Term Loan B and the Amended Revolving Credit Facility bear interest at the Company's option equal to the Base Rate (as defined in the amended and restated credit agreement) or the Eurodollar Rate (as defined in the amended and restated credit agreement) plus a margin that varies based upon a ratio set forth in the amended and restated credit agreement. There is an individual margin for the Term Loan B and the Amended Revolving Credit Facility, the Company pays a fee equal to the Applicable Margin or Eurodollar advances (as defined in the amended and restated credit agreement) per annum on the aggregate amount of outstanding letters of credit. The Company also pays a fee on the unused portion of the Amended Revolving Credit Facility. No principal payments are due on the Amended Credit Facility until the maturity date.

At June 30, 2000, the Company had borrowed $44.0 million under the Amended and Restated Credit Facility.

                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

    None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

    2) Financial Data

(b) Reports on form 8-K

    On January 18, 2000, the Company filed Form 8-K to report its acquisition of all of the issued and outstanding shares of capital stock of Elko Daily Free Press, Inc. ("Elko"), a Nevada corporation, and for its acquisition of certain real property from Free Press Properties, LLC, a Nevada limited liability company. By acquiring the Elko shares, the Company acquired substantially all of the assets owned by Elko. On March 20, 2000, the Company filed Form 8-K/A on which it included the required financial statements in connection with the acquisition of shares and real property.

    On May 1, 2000, the Company filed Form 8-K to report its purchase of all the issued and outstanding shares of capital stock of the Downer's Grove Reporter, Inc., an Illinois corporation, and for its acquisition of certain real property from the Downer's Grove Reporter, and Illinois general partnership. By acquiring the Downer's Grove shares, the Company acquired substantially all of the assets owned by the Downer's Grove Reporter. On July 17, 2000, the Company filed Form 8-K/A on which it included the required financial statements in connection with the acquisition of shares and real property.

    On May 1, 2000, the Company filed Form 8-K to report its purchase of substantially all of the assets of the McDonough County Shopper, Inc., and Illinois corporation, and the Fulton County Shopper, Inc., and Illinois corporation. On July 17, 2000, the Company filed Form 8-K/A on which it included the required financial statements in connection with the acquisition of the assets.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned thereunto duly authorized.


  LIBERTY GROUP PUBLISHING, INC.

  /s/ Kenneth L. Serota
  ----------------------
  Kenneth L. Serota
  President and Chief
  Executive
  Officer

  /s/ Kevin O'Shea
  ----------------------
  Kevin O'Shea
  Executive Vice President and
  Chief Financial Officer
  Principal Financial Officer

  Date: August 14, 2000