Form 10-Q
period 2000-09-30
LIBERTY GROUP OPERATING INC
filed 2000-11-14
CIK 1056465

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTER ENDED                                 COMMISSION FILE NUMBER
     SEPTEMBER 30, 2000                                         333-46959



                          LIBERTY GROUP OPERATING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            DELAWARE                                            36-4197636
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

3000 DUNDEE ROAD, SUITE 203 NORTHBROOK, ILLINOIS                     60062
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

                            Yes [X]  No [ ]

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                                                                     PAGE
                                                                                                                    ----
Item 1           Unaudited Interim Consolidated Financial Statements

                 Unaudited Consolidated Balance Sheets at September 30, 2000 and December 31, 1999................     1

                 Unaudited Consolidated Statements of Operations for the Three and Nine
                 Months Ended September  30, 2000 & September 30, 1999............................................     2

                 Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months
                 Ended September  30, 2000 & September 30, 1999...................................................     3

                 Notes to the Unaudited Interim Consolidated Financial Statements.................................     4

Item 2           Management's Discussion and Analysis of Financial Condition and Results of Operations............     7

Item 3           Quantitative and Qualitative Disclosures About Market Risk.......................................    10

PART II -- OTHER INFORMATION

Item 2           Changes in Securities and Use of Proceeds........................................................    11

Item 4           Submission of Matters to a Vote of Security Holders..............................................    11

Item 6           Exhibits and Reports on Form 8-K.................................................................    11

Signature Page   .................................................................................................    12

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                         2000              1999
                                                                                     -------------     ------------
                                     ASSETS
    Current Assets:
       Cash and cash equivalents..................................................    $   1,993          $   1,860
       Accounts receivable, net of allowance
         for doubtful accounts of $1,817 and $1,141 in 2000 and 1999, respectively       21,996             19,561
       Inventory ..................................................................       3,014              2,130
       Prepaid expenses ...........................................................       1,315                507
       Other current assets .......................................................         179                306
                                                                                      ---------          ---------
    Total current assets ..........................................................      28,497             24,364

    Property, plant and equipment, net ............................................      54,681             39,356
    Intangible assets, net ........................................................     461,633            402,748
    Deferred financing costs, net .................................................       7,807              7,196
    Other assets ..................................................................         456              2,217
                                                                                      ---------          ---------
Total assets ......................................................................   $ 553,074          $ 475,881
                                                                                      =========          =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current Liabilities:
       Borrowings under revolving credit facility .................................   $  46,000          $  99,500
       Current portion of long-term liabilities ...................................         456                419
       Accounts payable ...........................................................       3,346              1,744
       Accrued expenses ...........................................................      13,435             14,445
       Deferred revenue ...........................................................       8,861              7,801
                                                                                      ---------          ---------
    Total current liabilities .....................................................      72,098            123,909
    Long-term liabilities:
    Term loan B ...................................................................      99,500               --
    Senior subordinated notes .....................................................     180,000            180,000
    Long-term liabilities, less current portion ...................................       1,729              1,499
    Deferred income taxes .........................................................      24,258             19,488
                                                                                      ---------          ---------
Total liabilities .................................................................     377,585            324,896

Stockholders' equity
    Common stock, $0.01 par value, 1,000 shares
       authorized, 100 issued and  outstanding at
       September 30, 2000 and at December 31, 1999 ................................        --                 --
    Additional paid in capital ....................................................     176,793            148,661
    Accumulated deficit ...........................................................      (1,304)             2,324
                                                                                      ---------          ---------
Total stockholders' equity (deficit) ..............................................     175,489            150,985
                                                                                      ---------          ---------
Total liabilities and stockholders' equity (deficit) ..............................   $ 553,074          $ 475,881
                                                                                      =========          =========


     See accompanying notes to unaudited consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                      ----------------------   ----------------------
                                                         2000         1999       2000         1999
                                                      ---------    ---------   ---------    ---------
REVENUES:
   Advertising ....................................   $  38,900    $  31,695   $ 108,574    $  86,707
   Circulation ....................................       8,518        6,900      23,671       20,250
   Job printing and other .........................       3,528        3,483       9,441        9,636
                                                      ---------    ---------   ---------    ---------
Total revenues ....................................      50,946       42,078     141,686      116,593
OPERATING COSTS AND EXPENSES:
   Operating costs ................................      21,956       17,763      59,989       49,606
   Selling, general and administrative ............      16,737       12,952      46,915       36,735
   Depreciation and amortization ..................       5,301        3,747      14,559       11,093
                                                      ---------    ---------   ---------    ---------
Income from operations ............................       6,952        7,616      20,223       19,159
Interest expense ..................................       8,225        6,573      22,582       17,790
Amortization of debt issue costs ..................         312          292         918          815
Net gain on exchange and disposition of assets ....        --          6,689        --          6,689
                                                      ---------    ---------   ---------    ---------
Income (Loss) before income taxes..................      (1,585)       7,440      (3,277)       7,243
Income taxes ......................................          13         --           273         --
                                                      ---------    ---------   ---------    ---------
Net income (loss) .................................   $  (1,598)   $   7,440   $  (3,550)   $   7,243
                                                      =========    =========   =========    =========


     See accompanying notes to unaudited consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                        ----------------------
                                                                                           2000         1999
                                                                                        ---------    ---------
Cash flows from operating activities:
   Net loss .........................................................................   $  (3,550)   $   7,243
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization ....................................................      14,559       11,093
   Amortization of debt issue costs .................................................         918          815
   Non-cash compensation ............................................................         142          146
   Net gain on exchange and disposition of assets ...................................        --         (6,689)
Changes in assets and liabilities, net of acquisitions:
   Working capital-net ..............................................................      (2,640)      (5,537)
   Other assets .....................................................................        --             54
                                                                                        ---------    ---------
Net cash flows provided by operating activities .....................................       9,429        7,125
                                                                                        ---------    ---------
Cash flows from investing activities:
   Purchases of property, plant and equipment (including print facility) ............      (8,221)      (3,205)
   Proceeds on sale of properties....................................................       2,103         --
   Acquisitions, net of cash acquired ...............................................     (75,372)     (51,416)
                                                                                        ---------    ---------
Net cash flows used in investing activities .........................................     (81,490)     (54,621)
                                                                                        ---------    ---------
Cash flows from financing activities:
   Net borrowings under revolving credit facility ...................................      68,350       46,400
   Net proceeds from contribution of capital ........................................      29,550         --
   Net proceeds from issuing long term debt .........................................      97,005         --
   Net increase (decrease) in long term liabilities .................................        (861)          71
   Extinguishment of debt on prior revolving credit facility ........................    (121,850)        --
                                                                                        ---------    ---------
   Net cash flows provided by financing activities ..................................      72,194       46,471
                                                                                        ---------    ---------
   Net increase in cash and cash equivalents ........................................         133       (1,025)
   Cash and cash equivalents, at beginning of period ................................       1,860        1,025
                                                                                        ---------    ---------
   Cash and cash equivalents, at end of period ......................................   $   1,993    $    --
                                                                                        =========    =========
   Supplemental cash flow disclosures -
      Cash interest paid ............................................................      24,609       20,597
      Other assets transferred to property, plant, and equipment (new print facility)       1,798         --



     See accompanying notes to unaudited consolidated financial statements.

                          LIBERTY GROUP OPERATING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


(1) THE COMPANY, BASIS OF PRESENTATION AND ACQUISITION

Liberty Group Operating, Inc. ("Operating Company") is a leading publisher of community newspapers and related publications that are the dominant source of news, print advertising, and other local content in their communities. Operating Company is a wholly-owned subsidiary of Liberty Group Publishing, Inc. ("LGP"). The interim consolidated financial statements include the accounts of the Operating Company and its consolidated subsidiaries (the "Company").

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 should be read in conjunction with the December 31, 1999 audited consolidated financial statements of the Company included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The Company began operations on January 27, 1998, upon the acquisition of virtually all of the assets and certain liabilities that were used primarily in the business of publishing, marketing and distributing a total of 166 community newspapers and related publications ("Initial Acquisition"). The effective date of the Initial Acquisition was January 1, 1998. Since that time, the Company has purchased an additional 164 publications, for a total of 330 publications in 17 states across the United States.

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

On April 18, 2000, the Company entered into an agreement to amend and restate its $175.0 million credit facility. The amendment and restatement extended the maturity date of the revolving credit facility ("Amended Revolving Credit Facility") from January 2003 to March 2005, and included the issuance of a $100.0 million Term Loan B. The Term Loan B matures in March 2007, and will require annual principal payments of $0.5 million in 2000, $1.0 million from 2001 through 2004, $36.1 million in 2005, $47.5 million in 2006, and $11.9 million in 2007. The Term Loan B and the Amended Revolving Credit Facility bear interest at the Company's option equal to the Base Rate (as defined in the Amended Revolving Credit Facility) or the Eurodollar Rate (as defined in the Amended Revolving Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Revolving Credit Facility. There is an individual margin for the Term Loan B and the Amended Revolving Credit Facility. The Company pays a fee equal to the Applicable Margin or Eurodollar advances (as defined in the Amended Revolving Credit Facility) per annum on the aggregate amount of outstanding letters of credit. The Company also pays a fee on the unused portion of the Amended Revolving Credit Facility. No principal payments are due on the Amended Revolving Credit Facility until the maturity date.

(3) STOCKHOLDERS' EQUITY

LGP owns 100% of the common stock of the Company. There are no other classes of stock.

(4) ACQUISITIONS

In the first nine months of 2000, the Company acquired 37 publications in 10 transactions for a total cash purchase cost of $75.4 million, including the following acquisitions that had a material impact on the Company's results:


                                                   DATE      PURCHASE PRICE                  DESCRIPTION
                                                   ----      --------------                  -----------
Elko Daily Free Press.......................     1/3/2000     $       13.2        Purchase of stock and real estate
Downers Grove Reporter-Progress.............     5/1/2000             11.5        Purchase of stock and assets
Adrian, Coldwater and Sturgis,
Michigan....................................     6/30/2000            40.7        Purchase of assets
Other Publications..........................     Various              10.0        Purchase of stock and assets
                                                              ------------
Total purchase price paid...................                  $       75.4
                                                              ============


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


                                                                                      NINE MONTHS ENDED
                                                                          -------------------------------------------
                                                                          SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                                                                          ------------------      ------------------
Pro Forma Revenues...................................................           $152,951               $127,858
Pro Forma Net income (loss)..........................................            ($3,432)                $7,325



(5) RELATED PARTY TRANSACTIONS

On January 27, 1998, the Company entered into a Management Agreement with Leonard Green & Partners, L.P. ("Green"), the principal stockholder of LGP, whereby Green will provide management, consulting and financial planning services to the Company.

(6) EMPLOYMENT AGREEMENT AMENDMENT

         On August 11, 2000, Liberty Group Operating, Inc. (the "Registrant"), Kenneth L. Serota (the "Executive"), Liberty Group Publishing, Inc. (the "Registrant's Parent"), Green Equity Investors II, L.P. ("Green II") and Green Equity Investors III, L.P. ("Green III") entered into that certain Amendment to Employment Agreement, dated as of such date (the "Employment Agreement Amendment"), pursuant to which that certain Employment Agreement, dated as of November 21, 1997, between the Registrant, the Executive and the Registrant's Parent was amended as follows: (i) the term of the Employment Agreement was extended for an additional three-year period until January 1, 2004; (ii) the annual base salary payable to the Executive thereunder for the fourth, fifth and sixth years of the extended term thereof was established at $450,000, $475,000 and $500,000, respectively; (iii) the Registrant agreed to pay, in arrears, to the Executive thereunder an automobile allowance of $500 per month for each month during the extended term thereof ending on or prior to December 31,

2000 and $800 per month for each month of the extended term thereof thereafter; and (iv) the Registrant agreed to pay to the Executive eighteen (18) months of base salary at the then current annual base salary payable to the Executive thereunder in the event that the Executive's employment with the Registrant is terminated by the Registrant without Cause or by the Executive for Good Reason, each as defined in such Employment Agreement, as amended by the Employment Agreement Amendment (as so amended, the "Employment Agreement").

         In addition, under and pursuant to the Employment Agreement Amendment, the Registrant's Parent issued and sold to the Executive 4,372 shares of Common Stock of the Registrant's Parent and 184.42 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock of the Registrant's Parent (collectively, the "Loan Equity") for an aggregate purchase price of $250,000, payable in the form of a full recourse, unsecured promissory note of the Executive which promissory note shall, subject to acceleration on certain specific events specified therein, mature on December 31, 2025, and shall be subject to forgiveness at the times and on the conditions specified in the Employment Agreement in the event that certain performance standards of the Registrant or other events specified in the Employment Agreement are satisfied or occur. In the event that the Executive's employment with the Registrant is terminated by the Registrant for Cause or by the Executive for Good Reason (each as defined in the Employment Agreement), the Registrant's Parent, Green II or Green III shall have the option under the Employment Agreement Amendment to purchase the Loan Equity at a purchase price per share of $15.00 per share of Common Stock and $1,000.00 per share of Junior Redeemable Cumulative Preferred Stock, plus accrued and unpaid dividends on each such share of Common Stock or Junior Redeemable Cumulative Preferred Stock; provided, however, that such repurchase option shall expire (a) with respect to 33.33% of such Loan Equity on each of January 1, 2002 and January 1, 2003 and with respect to the remainder of such Loan Equity on January 1, 2004 provided that the Executive is employed by the Registrant on each such date and (b) with respect to 100% of such Loan Equity on a Liquidity Event (as defined in the Employment Agreement Amendment) provided that the Executive is employed by the Registrant immediately prior to such Liquidity Event.

         In addition, under and pursuant to the Employment Agreement Amendment, the Registrant's Parent issued and sold to the Executive 23,174 shares of Common Stock of the Registrant's Parent (collectively, the "Additional Equity") for a purchase price per share of $15.00 for an aggregate purchase price of $347,610, payable in the form of a non-recourse, secured promissory note of the Executive in the original principal amount of $225,947 and a full recourse, secured promissory note of the Executive in the original principal amount of $121,663 (collectively, the "Additional Equity Notes"), each of which Additional Equity Notes shall, subject to acceleration on certain specific events specified therein, mature on December 31, 2025 and is secured by the Additional Equity. The Registrant's Parent, Green II and Green III shall have the option under the Employment Agreement Amendment to purchase the Additional Equity at a purchase price per share of $15.00 (a) in the event that the aggregate internal rate of return realized by Green III on the Common Stock of the Registrant's Parent and the Junior Redeemable Cumulative Preferred Stock of the Registrant's Parent purchased by Green III pursuant to that certain Stock Purchase Agreement, dated as of April, 18, 2000, between the Registrant's Parent and Green III does not equal or exceed twenty-five percent (25%) under the circumstances and on the conditions specified in the Employment Agreement Amendment or (b) in the event that the Executive's employment with the Registrant is terminated by the Registrant for Cause or by the Executive for Good Reason (each as defined in the Employment Agreement), provided, however, that the repurchase option described in this clause (b) shall expire (i) with respect to 33.33% of such Additional Equity on each of January 1, 2002 and January 1, 2003 and with respect to the remainder of such Additional Equity on January 1, 2004 provided that the Executive is employed by the Registrant on each such date and (ii) with respect to 100% of such Additional Equity on a Liquidity Event (as defined in the Employment Agreement Amendment) provided that the Executive is employed by the Registrant immediately prior to such Liquidity Event.

         The foregoing summary of the terms of the Employment Agreement Amendment is qualified in its entirety by reference to the provisions thereof, a copy of which is filed as an exhibit to this Form 10-Q filing and is hereby incorporated herein by reference

(7) RECLASSIFICATIONS

Certain amounts in prior year's financial statements have been reclassified to conform to the 2000 presentation.

(8) SUBSEQUENT EVENT

On November 1, 2000, the Company purchased the assets of the Pekin Daily Times from Mid-Illinois Newspaper, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the historical financial statements of the Company, including the notes thereto which has been summarized in the Company's Annual Report on Form 10-K, SEC file number 333-46957. Certain information in this section includes forward-looking statements pertaining to, among other things, competition in its markets, availability of adequate acquisition opportunities, price and availability of newsprint, significant use of leverage, general economic conditions, and environmental matters.

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

         The Company began operations on January 27, 1998, upon the acquisition of virtually all of the assets and certain liabilities that were used primarily in the business of publishing, marketing and distributing a total of 166 community newspapers and related publications ("Initial Acquisition"). The effective date of the Initial Acquisition was January 1, 1998. Since that time, the Company has purchased an additional 164 publications, for a total of 330 publications in 17 states across the United States.

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

         Total Revenues. Total revenues for the quarter ended September 30, 2000 increased by $8.9 million, or 21.1%, to $50.9 million from $42.1 million for the quarter ended September 30, 1999. The increase in total revenues was primarily due to acquisitions and growth in local advertising revenue and was comprised of a $7.2 million increase in advertising revenue, a $1.6 million increase in circulation revenue, and a $0.1 million increase in job printing and other revenue. Total revenues for the nine months ended September 30, 2000 increased by $25.1 million, or 21.5%, to $141.7 million from $116.6 million as of September 30, 1999. The increase in total revenues for the nine months was primarily due to acquisitions and increases in local advertising revenues and was comprised of a $21.9 million increase in advertising revenue and a $3.4 million increase in circulation revenue, while job printing and other revenue decreased by $0.2 million.

         Operating Costs. Operating costs for the quarter ended September 30, 2000 were $22.0 million which was an increase of $4.2 million over the quarter ended September 30, 1999. This increase was primarily driven by acquisitions and higher labor, newsprint, and delivery costs. Total operating costs for the nine months ended September 30, 2000 increased by $10.4 million, to $60.0 million from $49.6 million as of September 30, 1999. This increase was primarily driven by acquisitions and higher labor, newsprint, and delivery costs. As a percentage of revenue for the quarter ended September 30, 2000, operating costs increased from 42.2% to 43.1%, primarily due to lower sales growth than the related increase in operating costs and also the operating cost structure of properties acquired in the last twelve months.

         Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended September 30, 2000 increased by $3.8 million, to $16.7 million from $12.9 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, selling, general and administrative expenses increased by $10.2 million to $46.9 million from $36.7 million as of September 30, 1999. The increase in selling, general and administrative expenses during the quarter ended September 30, 2000 was primarily due to acquisitions and higher labor and bad debt costs. As a percentage of revenue for the quarter ended September 30, 2000, selling, general and administrative expenses increased from 30.8% to 32.9%, primarily because properties acquired in the last twelve months had a higher selling, general and administrative cost structure than existing properties.

         Depreciation and Amortization. Depreciation and amortization expense for the quarter ended September 30, 2000 increased by $1.6 million, to $5.3 million from $3.7 million for the quarter ended September 30, 1999, as a result of the net depreciation and amortization of fixed assets and intangible assets acquired and disposed of during the preceding twelve months. For the nine months ended September 30, 2000 depreciation and amortization expense increased by $3.5 million to $14.6 million from $11.1 million as of September 30, 1999 as a result of fixed assets and intangibles assets acquired and disposed of during the preceding twelve months.

         Interest Expense. Interest expense for the quarter ended September 30, 2000 increased by $1.6 million to $8.2 million from $6.6 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, interest expense increased $4.8 million to $22.6 million from $17.8 million as of September 30, 1999. The increase in interest expense was due to interest on borrowings used to fund acquisitions and higher interest rates.

         EBITDA. EBITDA (which is defined as earnings income before interest, taxes, depreciation and amortization) for the quarter ended September 30, 2000 increased by $0.9 million, to $12.3 million from $11.4 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, EBITDA increased $4.5 million, to $34.8 million from $30.3 million as of September 30, 1999. The increase in EBITDA during the quarter ended September 30, 2000 was primarily due to operating income generated by acquisitions, increases in local advertising revenue, which were partially offset by increases in labor, newsprint, bad debts, and delivery costs.

         Net Income (Loss). The Company incurred a net loss of $1.6 million for the quarter ended September 30, 2000, compared to net income of $7.4 million for the quarter ended September 30, 1999. The $9.0 million fluctuation was attributed to net gains on 1999 asset dispositions, increases in depreciation, amortization, and interest expense associated with acquisitions, and higher labor, newsprint, bad debt, and delivery costs, which were partially offset by operating income from acquisitions and increases in local advertising revenue. For the nine months ended September 30, 2000, the Company incurred a net loss of $3.6 million compared to net income of $7.2 million for the nine months ended September 30, 1999. The $10.8 million fluctuation was attributed to net gains on 1999 asset dispositions, increases in depreciation, amortization, and interest expense associated with acquisitions, and higher labor, newsprint, bad debt, and delivery costs, which is partially offset by operating income from acquisitions and increases in local advertising revenue.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows From Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2000 increased by $2.3 million to $9.4 million compared with cash provided of $7.1 million for the nine months ended September 30, 1999. The increase, net of acquisitions, was primarily due to lower receivables, higher payables, partially offset by higher interest expense on the Amended Revolving Credit Facility and higher prepaid expenses, inventory, and lower accrued expenses.

         Cash Flows From Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2000 reflects the acquisition of the Elko Daily Free Press (NV), Magic Valley Publishing (ID), New Hampton Tribune & Advertiser (IA), Dansville-Wayland Pennysaver (NY), Plaquemine Publishing (LA), Downers Grove Reporter (IL), Terry Newspapers (IL), McDonough/Fulton County Shoppers (IL), along with the publications purchased in Adrian (MI), Coldwater (MI), Sturgis (MI), Bronson (MI), and Clintonville (WI). The Company will continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and clusters of community newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations.

         Cash Flows From Financing Activities. Net cash flows provided by financing activities for the nine months ended September 30, 2000 reflect borrowings made under the Company's revolving credit facilities to fund acquisition costs, proceeds from issuing common and preferred stock, proceeds from acquiring a Term Loan B, which were partially offset by a payment to extinguish a prior Revolving Credit Facility balance at April 18, 2000. The Company is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

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

         LGP is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Total interest expense for the nine months ended September 30, 2000 was $23.5 million including and amortization of debt issuance costs of $.9 million. The degree to which LGP is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 2000, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Amended Revolving Credit Facility and Term Loan B is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic condition or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

         Recent Acquisitions. On August 1, 2000, the Company purchased the assets of the McGraw Publishing Company, which included a group of seven weekly newspapers.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

On April 18, 2000, the Company entered into an agreement to amend and restate its $175.0 million credit facility. The amendment and restatement extended the maturity date of the revolving credit facility ("Amended Revolving Credit Facility") from January 2003 to March 2005, and included the issuance of a $100.0 million Term Loan B. The Term Loan B matures in March 2007, and will require annual principal payments of $0.5 million in 2000, $1.0 million from 2001 through 2004, $36.1 million in 2005, $47.5 million in 2006, and $11.9 million in 2007. The Term Loan B and the Amended Revolving Credit Facility bear interest at the Company's option equal to the Base Rate (as defined in the Amended Revolving Credit Facility or the Eurodollar Rate (as defined in the Amended Revolving Credit Facility) plus a margin that varies based upon a ratio set forth in the amended and restated credit agreement. There is an individual margin for the Term Loan B and the Amended Revolving Credit Facility, the Company pays a fee equal to the Applicable Margin or Eurodollar advances (as defined in the amended and restated credit agreement) per annum on the aggregate amount of outstanding letters of credit. The Company also pays a fee on the unused portion of the Amended Revolving Credit Facility. No principal payments are due on the Amended Revolving Credit Facility until the maturity date.

At September 30, 2000, the Company had borrowed $46.0 million under the Amended Revolving Credit Facility.

During 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. The Company does not expect the adoption of the new standard to have a material effect on its financial position, liquidity, or results of operations.

                                     PART II

ITEM 2. Changes in Securities and Use of Proceeds.

         None

ITEM 4. Submission of Matters to a Vote of Securities Holders.

         None

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

         2) Financial Data

(b) Reports on form 8-K

On July 14, 2000, the Company filed Form 8-K to report its acquisition of assets, including the real property of IMG Holdings, Inc, a Delaware Corporation; ("IMGH") Independent Media Holdings, Inc., a Delaware Corporation and wholly owned subsidiary of IMGH ("IMH"); and Independent Media Group, Inc., a Wisconsin Corporation and wholly owned subsidiary of IMH. On September 13, 2000, the Company filed Form 8-K/A on which it included the required financial statements in connection with the acquisition of assets and real property.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned thereunto duly authorized.


      LIBERTY GROUP PUBLISHING, INC.

      /s/ KENNETH L. SEROTA
      --------------------------------------
      Kenneth L. Serota
      President and Chief Executive Officer


      /s/ KEVIN O'SHEA
      --------------------------------------
      Kevin O'Shea
      Executive Vice President and
      Chief Financial Officer
      Principal Financial Officer


      Date: November 14, 2000