Form 10-K405
period 2000-12-31
LIBERTY GROUP OPERATING INC
filed 2001-04-02
CIK 1056465

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE YEAR ENDED                                 COMMISSION FILE NUMBER
    DECEMBER 31, 2000                                         333-46959

                          LIBERTY GROUP OPERATING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                         36-4197636
 (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

3000 DUNDEE ROAD, SUITE 203, NORTHBROOK, ILLINOIS                 60062
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (847) 272-2244

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    9 3/8% SENIOR SUBORDINATED NOTES DUE 2008

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of March 30, 2001 was 100. All Common Stock is owned by affiliates of the Registrant and there is no public market for the Common Stock.

                                TABLE OF CONTENTS

PART I
Item 1.      Business
Item 2.      Properties
Item 3.      Legal Proceedings
Item 4.      Submission of Matters to a Vote of Security Holders

PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder
             Matters
Item 6.      Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
Item 8.      Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
Item 10.     Directors and Executive Officers of the Registrant
Item 11.     Executive Compensation
Item 12.     Security Ownership of Certain Beneficial Owners and Management
Item 13.     Certain Relationships and Related Transactions

PART IV
Item 14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K

             (a) Consolidated Financial Statements, Financial Statement Schedule and Exhibits

             (b)  Reports on Form 8-K

                          LIBERTY GROUP OPERATING, INC.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934) that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and expectations and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include the Company's ability to serve and retain existing customers as well as its ability to attract and retain advertising and subscription customers; the Company's ability to continue its acquisition strategy; the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in its community markets; collection of receivables; general economic and business conditions, which may reduce demand for advertising and its ability to attract and retain key employees. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 1. BUSINESS

OVERVIEW

Liberty Group Operating, Inc. (the "Company", "Operating Company", or the "Registrant") is a wholly-owned subsidiary of Liberty Group Publishing, Inc. (the "Parent" or "LGP"), a Delaware corporation. The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. At December 31, 2000, the Company owns and operates 336 publications in 16 states. The Company's total revenues are derived from advertising (77% of 2000 total revenues), circulation (17%) and job printing and other (6%).

The Company's primary costs and expenses are comprised of operating costs and selling, general and administrative expenses. Compensation and employee benefits are the Company's largest operating costs. The Company has been able to control compensation and employee benefit expenses through the implementation of new technologies and through the achievement of synergies from its strategy of clustering its newspaper operations.

INITIAL ACQUISITION

LGP was formed for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International Inc. ("Hollinger"). LGP is a holding company for the Operating Company. The consolidated financial statements include the accounts of the Operating Company and its consolidated subsidiaries.

On January 27, 1998, the Parent acquired from Hollinger virtually all of the assets and assumed certain liabilities that were used primarily in the business of publishing, marketing and distributing certain local newspapers (the "Initial Acquisition"). The initial purchase price including fees and expenses was $322.4 million. The effective date of the Initial Acquisition was January 1, 1998. Revenues from the Initial Acquisition represented 54% and 45% of the Company's total revenue in 1999 and 2000, respectively.

In Item 6. Selected Financial Data, the terms, "Liberty Group Operating" or "Company", when used with respect to periods prior to January 1, 1998 refers to the combined group of newspapers sold by APC (the Local Newspaper Group of American Publishing Company) and when used with respect to periods subsequent to January 1, 1998 refers to Liberty Group Operating, Inc. and its consolidated subsidiaries. The combined historical financial information of the newspapers acquired from APC prior to the Initial Acquisition on January 1, 1998 is referred to as "Predecessor" while the consolidated financial information of the newspapers subsequent to the date of the Initial Acquisition is referred to as "Successor."

The Company has accounted for the Initial Acquisition using the purchase method of accounting. Accordingly, the costs of the Initial Acquisition have been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations. The fair values of certain identifiable intangible assets acquired and goodwill are being amortized over periods ranging from 5 to 40 years. Because of the purchase price allocation, the accompanying selected financial data of Successor within Item 6 are not directly comparable to those of Predecessor.

Prior to the Initial Acquisition, the Company operated as a business unit of APC and as such did not file separate tax returns. The income tax provision included in the Predecessor's financial data was computed as if the Predecessor were a separate company. Subsequent to the Initial Acquisition, the Company has been and anticipates that it will be, for the foreseeable future, in a tax loss position. Given the uncertainty as to the timing of the Company's ability to utilize such losses to offset future taxable income, the Company does not presently anticipate recording any tax benefit associated with its pre-tax losses. In addition, due to the acquisition of the Company's assets from APC, the Company's asset values and capital structure are materially different than those set forth in the Predecessor's financial data for periods preceding the Initial Acquisition and, accordingly, historical interest expense is not indicative of the interest expense that the Company has incurred or will incur as a separate company.

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

The Notes were issued by the Operating Company and are general unsecured obligations of the Operating Company. The Notes are irrevocably and unconditionally joint and severally guaranteed by each of the Operating Company's existing and future subsidiaries. The Notes are redeemable for cash at the option of the Operating Company anytime after February 1, 2003 at stipulated redemption amounts or, in certain limited circumstances, are partially redeemable on or prior to February 1, 2001 at a redemption amount of 109.375% of their principal amount. In the event of a change in control of the Operating Company or the Company, the Operating Company must offer to repurchase the Notes at 101% of their principal amount.

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

On April 18, 2000, the Company entered into an agreement to amend and restate its $175.0 million credit facility. The amendment and restatement extended the maturity date of the revolving credit facility ("Amended Revolving Credit Facility") from January 2003 to March 2005, and included the issuance of a $100.0 million Term Loan B. The Term Loan B matures in March 2007, and requires annual principal payments of $0.5 million in 2000, $1.0 million from 2001 through 2004, $36.1 million in 2005, $47.5 million in 2006, and $11.9 million in 2007. The Term Loan B and the Amended Revolving Credit Facility bear interest at the Company's option equal to the Base Rate (as defined in the Amended Revolving Credit Facility) or the Eurodollar Rate (as defined in the Amended Revolving Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Revolving Credit Facility. There is an individual margin for the Term Loan B and the Amended Revolving Credit Facility. The Company pays a fee equal to the Applicable Margin or Eurodollar advances (as defined in the Amended Revolving Credit

Facility) per annum on the aggregate amount of outstanding letters of credit. The Company also pays a fee on the unused portion of the Amended Revolving Credit Facility. No principal payments are due on the Amended Revolving Credit Facility until the maturity date.

CAPITALIZATION - EQUITY

The Parent has the authority to issue up to 23,905,000 shares of capital stock, of which 21,250,000 shares are designated as Preferred Stock, par value $0.01 per share, and 2,655,000 shares are designated as Common Stock, par value $0.01 per share.

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

In February 2000, the Parent effected a 20-to-1 stock split of its common stock. All share and per share data related to the Parent included within this Form 10-K has been retroactively restated to account for this stock split. The Parent then authorized the issuance of 55,000 additional common shares to be made available in the form of stock options to local publishers. Management will also receive a small portion of these new shares to eliminate any dilution of their original holdings that will result from the issuance of shares under the Parent's stock option plan.

On April 18, 2000, the Parent approved the authorization of an additional 1,000,000 shares of common stock. Also on this date, the Parent raised approximately $7.4 million, net of financing costs of $450,000, from the issuance of 524,605 shares of common stock at $15 per share and approximately $20.6 million, net of financing costs of $1.5 million, from the issuance of 22,131 shares of its Junior Preferred Stock to Green Equity Investors III, L.P., at $1,000 per share.

On August 11, 2000, Operating Company, Kenneth L. Serota (the "Executive"), LGP, Green Equity Investors II, L.P. ("Green II") and Green Equity Investors III, L.P. ("Green III") entered into that certain Amendment to Employment Agreement, dated as of such date (the "Employment Agreement Amendment"), pursuant to which that certain Employment Agreement, dated as of November 21, 1997, between the Company, the Executive and LGP was amended. Under and pursuant to the Employment Agreement Amendment, the Parent issued and sold to the Executive 4,372 shares of Common Stock of the Parent and 184.42 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock of the Parent (collectively, the "Loan Equity") for an aggregate purchase price of $250,000. In addition, the Parent issued and sold to the Executive 23,174 shares of Common Stock of the Parent (collectively, the "Additional Equity") for a purchase price per share of $15 for an aggregate purchase price of $347,610.

On December 15, 2000, the Parent issued and sold to management 28,626 shares of common stock of the Parent for an aggregate purchase price of $429,389. The purchase price was paid through the issuance of notes.

After giving effect to the stock split, the Green III investment, the Employment Agreement amendment, and the management stock issuance, 73% of the Junior Preferred Stock and 66% of the common stock of the Parent is owned by Green II, the controlling stockholder of the Parent. 27% of the Junior Preferred stock and 24% of the common stock of the Parent is owned by Green III, 10% of the common stock and the remaining portion of the Junior Preferred Stock of the Parent (0.2%) is owned by the Parent's senior management team and publishers. These percentages are in effect as of December 31, 2000.

All of the Operating Company's issued and outstanding Capital Stock is owned by LGP. The Operating Company has no outstanding capital stock other than common stock, nor are there any outstanding options, warrants, or other rights to purchase the Operating Company's capital stock.

RECENT ACQUISITIONS

The following publications with a combined total circulation of approximately 293,000 were acquired by the Company during 2000:

TITLE                                                    LOCATION            TYPE OF PUBLICATIONS
-----                                                    --------            --------------------
New Hampton Tribune                                  New Hampton, IA               Weekly
The Advertiser                                       New Hampton, IA               Shopper
Elko Daily Free Press                                Elko, NV                      Daily
The Free Press Extra                                 Elko, NV                      TMC
North Side News                                      Jerome, ID                    Weekly
The Gooding County Leader                            Jerome, ID                    Weekly
Lincoln County Journal                               Jerome, ID                    Weekly
Dansville-Wayland Pennysaver                         Dansville, NY                 Shopper
Post South                                           Plaquemine, LA                Weekly
West Bank Shopper                                    Plaquemine, LA                TMC
Downers Grove Reporter (Wednesday)                   Downers Grove, IL             Weekly
Downers Grove Reporter (Friday)                      Downers Grove, IL             Weekly
Woodridge Progress                                   Woodridge, IL                 Weekly
Darien Progress                                      Darien, IL                    Weekly
Westmont Progress                                    Westmont, IL                  Weekly
Lemont Reporter                                      Lemont, IL                    Weekly
Clarendon Hills Progress                             Clarendon Hills, IL           Weekly
Lisle Reporter                                       Lisle, IL                     Weekly
Willowbrook Progress                                 Willowbrook, IL               Weekly
Fulton County Shopper                                Canton, IL                    Shopper
McDonough County Shopper                             Macomb, IL                    Shopper
The Geneseo Republic                                 Geneseo, IL                   Weekly
Cambridge Chronicle                                  Geneseo, IL                   Weekly
Orion Gazette                                        Geneseo, IL                   Weekly
The Shopper                                          Geneseo, IL                   Shopper
The Daily Telegram                                   Adrian, MI                    Daily
Adrian Medley                                        Adrian, MI                    TMC
Adrian Access Shopper                                Adrian, MI                    Shopper
The Daily Reporter                                   Coldwater, MI                 Daily
The Reporter Extra                                   Coldwater, MI                 TMC
Coldwater Shoppers Guide                             Coldwater, MI                 Shopper
Sturgis Journal                                      Sturgis, MI                   Daily
The Weekender                                        Sturgis, MI                   TMC
Sturgis Gateway Shopper                              Sturgis, MI                   Shopper
Bronson Journal                                      Bronson, MI                   Weekly
Clintonville Tribune-Gazette                         Clintonville, WI              Weekly
Colon Express                                        Colon, MI                     Weekly
Jonesville Independent                               Jonesville, MI                Weekly
Union City Register-Tribune                          Union City, MI                Weekly
Vicksburg Commercial Express                         Vicksburg, MI                 Weekly
The Vicksburg Broadcast                              Vicksburg, MI                 Shopper
Pekin Daily Times                                    Pekin, IL                     Daily
Times Review                                         Pekin, IL                     TMC

INDUSTRY BACKGROUND

Newspaper publishing is the oldest and largest segment of the media industry. Due to a focus on local news, newspapers remain the dominant medium for local advertising. Newspapers continue to be the best medium for retail advertising, which emphasizes the price of goods, in contrast to television, which is generally used for image advertising.

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

Newspaper advertising revenues are cyclical and are generally affected by changes in national and regional economic conditions. Classified advertising, which generally makes up approximately 40% of newspaper advertising revenues, is the most sensitive to economic improvements or slowdowns as it is primarily affected by the demand for employment, real estate transactions and automotive sales.

OPERATING STRATEGY

The Company's strategy is to increase revenues and cash flows through local news and other content leadership; revenue enhancement; strategic technological investments; geographic clustering; high quality editorial content and presentation; circulation growth; and cost control, as described below:

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

Revenue Enhancement. The Company aggressively capitalizes on the good name and reputation it has built in each of its local communities to reach out to non-traditional newspaper customers through the development of special sections, community oriented events, Internet activities and other successful marketing ideas that are constantly shared by and among the Company's newspapers.

Strategic Technological Investments. The Company has committed to develop and maintain Internet websites for all of its daily newspapers and certain of its weekly papers. The websites provide an Internet editorial presence and full Internet classified services for the Company's newspapers and should allow the Company to take advantage of the increasing use of the Internet and the potential advertising opportunities. Although the Company believes that providing an Internet product is important to broadening the presence of its newspapers in their respective communities and ultimately increasing the Company's revenues through such value added services, the Company believes that most of its customers prefer the newspaper in a printed form. Management believes that by being the leading provider of local news and other content in most of its markets, its newspapers are well positioned to maintain their leadership position among local advertisers, whether in print or electronic form.

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

High Quality Editorial Content and Presentation. The Company's newspapers are committed to editorial excellence, providing the proper mix of local and national news to effectively serve the needs of their local markets. The Company's newspapers often receive awards for excellence in various areas in their respective regions and categories. In addition, the Company's newspapers are designed to attract readers through attractive layouts and color enhancements. Geographic clustering allows for better quality personnel and equipment than smaller markets might otherwise attract resulting in a significant increase in newspaper quality.

Circulation Growth. The Company believes that circulation growth is important to the creation of long-term franchise value at its newspapers. Accordingly, the Company has and will continue to invest in telemarketing and promotional campaigns where appropriate to increase circulation and readership.

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

Management believes that successful implementation of the operating strategy described above should position the Company to continue to optimize its operating cash flow. The Company may also continue to seek strategic newspaper acquisitions that would contribute to the Company's overall growth strategy, whether through revenue growth and/or cost reduction opportunities that meet the Company's acquisition criteria.

ADVERTISING, CIRCULATION AND PRINTING REVENUES.

Advertising revenues include Display (local and national department stores, specialty shops and other retailers), National (national advertising accounts), and Classified advertising (employment, automotive, real estate and personals). Management believes that classified and national advertising revenues are more volatile than display advertising revenues. Classified and national advertising for the Company represents a smaller portion of its revenues than other newspapers in the industry. As a result, management believes its advertising revenue stream is more predictable than other newspaper companies. The contribution of Display, National, Classified, Circulation, and Job Printing & Other revenues to total revenues for fiscal years 1999 and 2000 were as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                       -----------------------
                                                        1999              2000
                                                        ----              ----

Display...........................................       54%               56%
National..........................................        3%                3%
Classified........................................       18%               18%
Circulation.......................................       17%               17%
Job Printing & Other..............................        8%                6%
                                                        ----              ----
                                                        100%              100%

Newsprint. Newsprint represents one of the largest costs of producing a newspaper. The Company's newspapers buy newsprint from a number of suppliers, resulting in an adequate supply of newsprint at market prices. In 1999 and 2000, the Company incurred newsprint expense of approximately $7.2 million in 1999 and $9.8 million in 2000. Newsprint expense as a percentage of revenue for 1999 and 2000 was 4.5% and 5.1%, respectively. Newsprint expense as a percentage of revenue increased in 2000 due to higher newsprint prices during the year.

Employee Relations. The Company employs approximately 2,400 full-time employees and approximately 1,300 part-time employees. Less than 4% of its employees belong to labor unions. There has never been a strike or work stoppage against any of the Company's newspapers during the Company's ownership, and the Company considers its relations with its employees to be strong.

Seasonality. Newspaper companies tend to follow a distinct and recurring seasonal pattern, with high advertising revenues in months containing significant events or holidays. Accordingly, due to fewer holidays and more inclement weather compared to other quarters, the Company's first fiscal quarter is typically the Company's weakest revenue quarter of the year.

Competition. Each of the Company's newspapers competes to varying degrees with magazines, radio, television and cable television, as well as with some weekly publications and other advertising media, including electronic media, for advertising and circulation revenue. Competition for newspaper advertising is largely based upon circulation, price and the content of the newspaper. The Company's newspapers are the dominant source for local news and other content, with strong name recognition in their market and minimal direct competition from similar daily newspapers published in their markets. However, as with most suburban and smaller daily newspapers, some circulation competition exists from larger daily newspapers which are usually published in nearby metropolitan areas. Management believes larger daily newspapers with circulation in the Company's newspaper markets generally do not compete in any meaningful way for local advertising revenues, a newspaper's main source of revenues. The Company's daily newspapers generally capture the largest share of local advertising as a result of their direct coverage of the market. In addition, management believes advertisers generally regard newspaper advertising as the most effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image. The Company may from time to time compete with other companies which have greater financial resources than the Company.

Electronic Media. Many newspaper companies are now publishing news and other content on the Internet. In addition, there are several companies which have developed sites on the Internet which are, by design, advertising and/or subscription supported. Many of these sites target specific types of advertising such as employment and automotive classified.

The Company believes it has the most effective means to gather and distribute its local news and other content. All of the Company's daily publications and certain of the weeklies have their own web sites, currently numbering 83 in all. The Company's web sites have a consistent format providing a selection of local and other news along with classified advertising, features and details of local events and activities.

The Company has been able to expand the reach of its classified reader ads by placing the ads on line as well as in the newspapers.

The Company believes that its ability to self-promote its websites in its printed newspapers as internet portals for the community and its focus on local content limits the competitive threat to its core newspaper business from new media businesses. Additionally, the Company considers its local display advertising revenues to be less threatened by new media than larger metropolitan newspaper classified advertising which lends itself more to sifting and searching. Classified advertising represents a lower proportion of the Company's revenues than is the case for larger market publications; classified advertising represents 23% of the Company's advertising revenues compared with 40% for the U.S newspaper industry as a whole.

ITEM 2. PROPERTIES

The Company's executive offices are located in an office park in Northbrook, Illinois, where the Company leases approximately 4,879 square feet under a lease terminating in 2004. The Company also maintains locations and offices at numerous locations throughout the United States for its publications and printing operations. The Company does not believe any individual property is material to the Company's consolidated financial position or results of operations.

The following table summarizes the publications owned by the Company as of December 31, 2000:

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

IDAHO
  BURLEY
    SOUTH IDAHO PRESS (D)
    THE NEWS REVIEW (S)
    THE ADVERTISER (S)
  HAILEY
    WOOD RIVER JOURNAL (W)
    YOUR HOME MAGAZINE (M)
    WOOD RIVER JOURNAL DINING (BI-A)
    EXPLORER (A)
  JEROME
    NORTH SIDE NEWS (W)
    THE GOODING COUNTY LEADER (W)
    LINCOLN COUNTY JOURNAL (W)
  MINIDOKA
    MINIDOKA COUNTY NEWS (W)

ILLINOIS
  ALEDO
    TIMES RECORD (W)
    TOWN CRIER (S)
    THE RIDGE (S)
  BENTON
    BENTON EVENING NEWS (D)
    THE BENTON STANDARD (W)
  CANTON
    DAILY LEDGER (D)
    SPOON RIVER ADVERTISER (S)
    FULTON COUNTY SHOPPER (S)
  CARMI
    THE CARMI TIMES (D)
    THE WEEKLY TIMES (W)
    WHITE COUNTY SHOPPER NEWS (S)
  CHESTER
    CHESTER HERALD TRIBUNE (W)
  CHRISTOPHER
    CHRISTOPHER PROGRESS (W)
  DUQUOIN
    DUQUOIN EVENING CALL (D)
    THE ASHLEY NEWS (W)
    DUQUOIN NEWS (W)
  DWIGHT
    DWIGHT STAR & HERALD (W)
    THE REGISTER (S)
    GARDNER CHRONICLE (W)
    COURIER PRESS (HERSCHER) (W)
  FAIRBURY
    THE BLADE (W)
  FLORA
    CCAP SPECIAL (T)
    DAILY ADVOCATE PRESS (D)
  GALATIA

    MONEY STRETCHER (S)
  GALESBURG
    PENNYSAVER PRESS (S)
  GENESEO
    HENRY COUNTY ADVERTIZER (S)
    THE GENESEO REPUBLIC (W)
    CAMBRIDGE GAZETTE (W)
    ORION GAZETTE (W)
    THE SHOPPER (S)
  HARRISBURG
    ELDORADO DAILY JOURNAL (D)
    HARRISBURG DAILY REGISTER (D)
  HERRIN
    THE SPOKESMAN (W)
    THE SPOKESMAN SUNDAY (T)
  KEWANEE
    STAR COURIER (D)
    ATKINSON-ANNAWAN NEWS (W)
    STAR EXTRA (T)
  MACOMB
    MACOMB JOURNAL (D)
    JOURNAL EXTRA (T)
    MCDONOUGH COUNTY SHOPPER (S)
  MARION
    MARION DAILY REPUBLICAN (D)
    MARION DAILY EXTRA (T)
  MONMOUTH
    DAILY REVIEW ATLAS (D)
    OQUAWKA CURRENT (W)
    PENNYSAVER (S)
  MURPHYSBORO
    MURPHYSBORO AMERICAN (W)
    AMERICAN MONDAY (T)
  NEWTON
    NEWTON PRESS-MENTOR (W)
  NORRIS CITY
    NORRIS CITY BANNER (W)
  OLNEY
    JASPER COUNTY NEWS EAGLE,
      ADVANTAGE (T)
    THE OLNEY DAILY MAIL (D)
    THE WEEKLY MAIL (W)
  PEKIN
    PEKIN DAILY TIMES (D)
    TIMES REVIEW (T)
  PONTIAC
    DAILY LEADER (D)
    HOME TIMES (W)
    LIVINGSTON SHOPPING NEWS (S)
  SHAWNEETOWN
    GALLATIN DEMOCRAT (W)
    RIDGWAY NEWS (W)

  SPRINGFIELD
    SPRINGFIELD SHOPPER (S)
  SUBURBAN CHICAGO NEWSPAPERS
    BERWYN/STICKNEY/ FOREST VIEW LIFE (W)
    CICERO LIFE (W)
    BROOKFIELD/LYONS SUBURBAN LIFE (W)
    COUNTRYSIDE/HODGKINS/INDIAN HEAD
      PARK/BROOKFIELS SUBURBAN
      LIFE (W)
   HILLSIDE/BROADVIEW/BERKELEY PRESS(W)
   LAGRANGE/LAGRANGE PARK
      SUBURBAN LIFE (W)
    NORTH RIVERSIDE/RIVERSIDE
      SUBURBAN LIFE (W)
    WESTCHESTER SUBURBAN LIFE (W)
    WESTERN SPRINGS SUBURBAN LIFE (W)
    WESTCHESTER NEWS (W)
    LAGRANGE PRESS(W)
    ADDISON PRESS (W)
    BENSENVILLE/WOODDALE PRESS (W)
    ELMHURST PRESS (W)
    LOMBARD SPECTATOR (W)
    OAKBROOK TERRACE/VILLA PARK
      PRESS (W)
    ELMHURST SUBURBAN LIFE (W)
    LOMBARD SUBURBAN LIFE (W)
    VILLA PARK SUBURBAN LIFE (W)
    BURR RIDGE/WILLOWBROOK SUBURBAN
      LIFE (W)
   CLARENDON HILLS SUBURBAN
      LIFE (W)
   DARIEN SUBURBAN LIFE (W)
   DOWNERS GROVE REPORTER (W)
   HINSDALE/OAK BROOK SUBURBAN LIFE (W)
   WESTMONT SUBURBANLIFE (W)
   LISLE/NAPERVILLE REPORTER (W)
   WOODRIDGE PROGRESS (W)
   LEMONT REPORTER/METROPOLITAN(W)
   BOLINGBROOK/ROMEOVILLE
      REPORTER/METROPOLITAN (W)
   BURR RIDGE PROCESS (W)
   CLARENDON HILLS PROGRESS (W)
   DARIEN PROGRESS (W)
   HINSDALE PROGRESS (W)
   WESTMONT PROGRESS (W)
   WILLOWBROOK PROGRESS (W)
   DOWNERS GROVE PROGRESS (W)
   GLEN ELLYN NEWS (W)
   WHEATON LEADER (W)
   WARRENVILLE POST (W)
   WEST CHICAGO PRESS (W)
   WINFIELD PRESS (W)

   BARTLETT/HANOVER PARK/STREAMWOOD
      PRESS (W)
   BLOOMINGDALE PRESS (W)
      CAROL STREAM/GLENDALE HEIGHTS
         PRESS (W)
      ITASCA/ROSELLE PRESS (W)
      BATAVIA REPUBLICAN (W)
      ELBURN REPUBLICAN (W)
      GENEVA REPUBLICAN (W)
      NORTH AURORA REPUBLICAN (W)
      ST. CHARLES/WAYNE REPUBLICAN (W)
      SUGAR GROVE REPUBLICAN (W)
      HUNTLEY FARMSIDE PRESS (W)
      MARENGO/UNION PRESS (W)
      LIFE'S EXTRA (MAG)
      LIFE CAREER MOVES (MAG)
      HOMETOWN (MAG)
      PRIME TIMES (MAG)
      SELECT HOMES (MAG)
     TEUTOPOLIS
       TEUTOPOLIS PRESS (W)
     WEST FRANKFORT
       DAILY AMERICAN (D)
       TRADER (W)
       FRANKLIN PRESS (T)

IOWA
     CHARLES CITY
       CHARLES CITY PRESS (D)
       THE EXTRA (T)
       SIX COUNTY SHOPPER (T)
     CRESCO
       TIMES-PLAIN DEALER (W)
       THE EXTRA (S)
     ELDORA
       ELDORA HERALD-LEDGER (W)
       HARDIN COUNTY INDEX (S)
     NEW HAMPTON
       NEW HAMPTON TRIBUNE (W)
       THE ADVERTISER (S)
     OTTUMWA
       OTTUMWA COURIER (D)
       WAPELLO COUNTY SHOPPER (S)
       FOREVER YOUNG (MAG)
       AREA VISITORS GUIDE (MAG)
       NEIGHBORS (MAG)
       HOMES (MAG)

KANSAS
     AUGUSTA
       AUGUSTA DAILY GAZETTE (D)
       AUGUSTA ADVERTISER (T)

     DERBY
       DAILY REPORTER (D)
       THE RECORD JOURNAL (W)
       THE WEEKLY SHOPPER (S)
     EL DORADO
       THE EL DORADO TIMES (D)
       EL DORADO TIMES WEEKLY (T)
       SHOPPERS GUIDE (S)
     KANSAS CITY
       KANSAS CITY KANSAN (D)
       KANSAS CITY KANSAN "SUNDAY" (W)
       WYNADOTT COUNTY SHOPPER (S)
     LEAVENWORTH
       THE LEAVENWORTH TIMES (D)
       THE LEAVENWORTH TIMES SUNDAY (W)
       RIVER BEND JOURNAL (T)
       CHRONICLE SHOPPER (S)
       LANSING CHRONICLE (S)
       SOUTH COUNTY CHRONICLE (S)
       THE LEAVENWORTH LAMP (W)
     MCPHERSON
       MCPHERSON SENTINEL (D)
       THE SENTINEL AD-VISER (T)
       MAC SHOPPER (S)
     PRATT
       THE PRATT TRIBUNE (D)
       BARBER COUNTY INDEX (W)
       ST. JOHNS NEWS (W)
       KIOWA COUNTY SIGNAL (W)
       SUNFLOWER SHOPPER TMC (T)
     SHAWNEETOWN
       JOURNAL-HERALD (W)
     WELLINGTON
       DAILY NEWS (D)

LOUISIANA
     BASTROP
       THE BASTROP DAILY Enterprise (D)
       THE EXTRA (T)
     DERIDDER
       BEAUREGARD DAILY NEWS (D)
     DONALDSONVILLE
       THE DONALDSONVILLE CHIEF (W)
       THE CAJUN GAZETTE (W)
     GONZALES
       ASCENSION CITIZEN (W)
       NICKEL ADS (S)
       THE MARKETEER (T)
     IOWA
       IOWA NEWS (W)
     LEESVILLE
       LEESVILLE DAILY LEADER (D)

     MOSS BLUFF
       MOSS BLUFF NEWS (W)
     PLAQUEMINE
       POST SOUTH (W)
       WEST BANK SHOPPER (S)
     SULPHUR
       SOUTHWEST DAILY NEWS (D)
       GUARDIAN (S)
     VINTON
       VINTON NEWS (W)
     WESTLAKE
       WESTLAKE NEWS (W)

MICHIGAN
     ADRIAN
       THE DAILY TELEGRAM (D)
       ADRIAN MEDLEY (T)
       ADRIAN ACCESS SHOPPER (S)
     BRONSON
       BRONSON JOURNAL (W)
     CHEBOYGAN
       CHEBOYGAN DAILY TRIBUNE (D)
       SHOPPERS FAIR (S)
     COLDWATER
       THE DAILY REPORTER (D)
       THE REPORTER EXTRA (T)
       COLDWATER SHOPPERS GUIDE (S)
     COLON
       COLON EXPRESS (W)
     IONIA
       SENTINEL-STANDARD (D)
       SENTINEL STANDARD TMC (T)
     JONESVILLE
       JONESVILLE INDEPENDENT (W)
     SAULT STE. MARIE
       THE EVENING NEWS (D)
       TRI COUNTY BUYERS GUIDE (T)
     STURGIS
       STURGIS JOURNAL (D)
       THE WEEKENDER (T)
       STURGIS GATEWAY SHOPPER (S)
     UNION CITY
       UNION CITY REGISTER-TRIBUNE (W)
     VICKSBURG
       THE VICKSBURG COMMERCIAL EXPRESS (W)
       THE VICKSBURG BROADCAST (S)

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

MISSOURI
     ALBANY
       GENTRY COUNTY SHOPPER (S)
     BOONVILLE
       BOONVILLE DAILY NEWS (D)
       THE RECORD (T)
     BROOKFIELD
       DAILY NEWS BULLETIN (D)
       DAILY NEWS BULLETIN EXTRA (T)
     CAMDENTON
       LAKE SUN LEADER (D)
       PENNYSAVER (T)
     CARTHAGE
       THE CARTHAGE PRESS (D)
       THE CARTHAGE PRESS SCOPE (T)
     CHILLICOTHE
       C.T. EXTRA (S)
       CONSTITUTION TRIBUNE (D)
     GREENFIELD
       LAKE STOCKTON SHOPPER (S)
       MILLER PRESS (W)
       THE VEDETTE (W)
     JOPLIN
       BIG NICKEL (S)
     KIRKSVILLE
       KIRKSVILLE CRIER (S)
       KIRKSVILLE DAILY EXPRESS & NEWS (D)
     LAKE OZARKS
       LAKE AREA NEWS FOCUS (S)
       TUBE TAB (S)
       LAKE OF THE OZARKS BOATS (S)

       LAKE OF THE OZARKS REAL ESTATE (S)
     MACON
       CHRONICLE HERALD (D)
       MACON JOURNAL (T)
     MARCELINE
       MARCELINE PRESS (W)
       SHO-ME SHOPPER (T)
     MARYVILLE
       MARYVILLE DAILY FORUM (D)
       WEEKLY BARGAIN SHOPPER (S)
       PENNY PRESS 2 (S)
     MEXICO
       THE MEXICO LEDGER (D)
       THE MEXICO LEDGER TMC (T)
     MOBERLY
       MOBERLY MONITOR INDEX (D)
     NEOSHO
       NEOSHO DAILY NEWS (D)
       NEOSHO DAILY NEWS "ETC." (T)
       NEOSHO DAILY NEWS "SUNDAY" (W)
     OSAGE BEACH
       VACATION NEWS (F)
     ROLLA
       ROLLA DAILY NEWS (D)
       ROLLA DAILY NEWS "PLUS" (T)
     SAINT JAMES
       ADVERTISER (T)
       ST. JAMES LEADER JOURNAL (W)
     WAYNESVILLE
       THE DAILY GUIDE (D)
       DAILY GUIDE EXTRA (T)
       FORT WOOD CONSTITUTION (F)

NEVADA
     ELKO
       ELKO DAILY FREE PRESS (D)
       THE FREE PRESS EXTRA (T)

NEW YORK
     BATH
       STEUBEN COURIER ADVOCATE (F)
     CANISTEO
       HORNELL CANSITEO PENN-E-SAVER (S)
     DANSVILLE
       GENESEE COUNTY EXPRESS (W)
       GENESEEWAY SHOPPER (S)
       DANSVILLE-WAYLAND PENNYSAVER (S)
     FT. PLAIN
       MOHAWK VALLEY PENNYSAVER (S)
     HERKIMER
       THE EVENING TELEGRAM (D)
       IMAGES (F)

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

     THE RECORD HERALD (D)

WEST VIRGINIA
     KEYSER
       MINERAL DAILY NEWS TRIBUNE (D)
       NEWS TRIBUNE & MOUNTAIN
         ECHO (W)
       TODAY'S SHOPPER (S)

WISCONSIN
     CLINTONVILLE
        CLINTONVILLE TRIBUNE-GAZETTE (W)

ITEM 3. LEGAL PROCEEDINGS.

The Company is involved from time to time in a number of legal proceedings which have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

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

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected historical financial data of the Company. The data presented below should be read in conjunction with the consolidated financial statements, including the notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report on Form 10-K.

                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                             1996              1997              1998               1999              2000
                                             ----              ----              ----               ----              ----
                                         (PREDECESSOR)     (PREDECESSOR)      (SUCCESSOR)        (SUCCESSOR)       (SUCCESSOR)
                                                                        (DOLLARS IN THOUSANDS)
STATEMENT OF
OPERATIONS DATA:
Revenues:
   Advertising ....................         $  67,756         $  69,602         $  82,062          $ 121,430         $ 150,247
   Circulation ....................            21,064            21,451            22,844             27,543            32,318
   Job printing and other .........             8,722             7,666             7,625             12,382            12,119
                                            ---------         ---------         ---------          ---------         ---------
Total revenues ....................            97,542            98,719           112,531            161,355           194,684
Operating costs ...................            39,660            39,309            45,976             68,351            84,056
Selling, general and administrative            29,919            29,171            32,329             45,631            54,973
                                            ---------         ---------         ---------          ---------         ---------
Newspaper EBITDA ..................            27,963            30,240            34,226             47,373            55,655
Corporate expenses ................                --                --             3,736              5,668             8,341
Non cash compensation .............                --                --               238                223               163
                                            ---------         ---------         ---------          ---------         ---------
EBITDA ............................            27,963            30,240            30,252             41,482            47,151
Depreciation and amortization .....             7,854             7,470            11,917             16,657            19,864
                                            ---------         ---------         ---------          ---------         ---------
Income from operations ............            20,109            22,769            18,335             24,825            27,287
Interest expense ..................            10,968            10,551            19,300             25,216            32,132
Net gain on exchange
   and disposition of properties ..                --                --                --              6,197                --
                                            ---------         ---------         ---------          ---------         ---------
Income (loss) before income
   taxes, and extraordinary items .             9,141            12,218              (965)             5,806            (4,845)
Income taxes ......................             4,006             5,271                --              2,752               491
                                            ---------         ---------         ---------          ---------         ---------
Income (loss) before
   extraordinary item .............             5,135             6,947              (965)             3,054            (5,336)
Extraordinary gain on
   insurance proceeds .............                --                --                --                485                --
                                            ---------         ---------         ---------          ---------         ---------
Net income (loss) .................         $   5,135         $   6,947         $    (965)         $   3,539         $  (5,336)
                                            ---------         ---------         ---------          ---------         ---------

Newspaper EBITDA includes income from operations adjusted to exclude depreciation and amortization expense, corporate expenses, and non-cash compensation and to include amortization of debt issuance costs.

                                                                     AS OF DECEMBER 31,
                                                                     ------------------
                                         1996            1997              1998            1999             2000
                                         ----            ----              ----            ----             ----
                                    (PREDECESSOR)    (PREDECESSOR)      (SUCCESSOR)     (SUCCESSOR)      (SUCCESSOR)
                                                                   (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ........     $  1,768         $  1,452         $  1,025         $  1,860         $  1,036

Total assets .....................      112,974          109,700          406,401          475,881          559,302
Total debt .......................           --               --          227,834          281,418          332,419
Stockholders' equity .............      102,980           99,139          147,696          150,985          173,724

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the historical financial statements of the Company, including the notes thereto. The discussion and analysis below includes certain forward-looking statements (as such terms are defined in Section 21E of the Securities Exchange Act of 1934) pertaining to, among other things, competition in its markets, availability of adequate acquisition opportunities, price and availability of newsprint, significant use of leverage, general economic conditions, and environmental matters. These statements are based on the beliefs, assumptions made by, and information currently available to the Company's management. The Company's actual growth, results, performance and business prospects in 2001, and beyond could differ materially from those expressed in, or implied by, such forward-looking statements. See "Disclosure Regarding Forward-Looking Statements" on page 1 for a discussion of facts that could cause or contribute to such material differences.

OVERVIEW

The Company is a leading U.S. publisher of local newspapers and related publications that are a dominant source of local news and print advertising in their markets. The Company's revenues are derived from advertising (77% of 2000 total revenues), circulation (17%) and job printing and other (6%).

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

LGP was formed for purposes of acquiring a portion of the daily and weekly newspapers owned by APC. LGP is a holding company for the Operating Company. The consolidated financial statements include the accounts of Operating Company and its consolidated subsidiaries (the "Company").

On January 27, 1998, the Parent acquired from Hollinger virtually all of the assets and assumed certain liabilities that were used primarily in the business of publishing, marketing and distributing certain local newspapers (the "Initial Acquisition"). The initial purchase price including fees and expenses was $322.4 million. The effective date of the Initial Acquisition was January 1, 1998.

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

During 1998 the Company acquired 91 publications in 18 transactions for a total cost of $61.8 million. In addition, the Company acquired 49 and 43 publications, in 13 and 12 transactions, for a total acquisition cost of $54.8 million and $84.5 million, during 1999 and 2000, respectively.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Total revenues for the year ended December 31, 2000 increased by $33.3 million, or 21%, to $194.7 million. The increase in revenue was primarily due to revenue from acquired properties and same store increases in advertising partially offset by decreases in same store printing and circulation revenue. The increase in total revenues for the year ended December 31, 2000 was comprised of a $28.8 million or 24% increase in advertising revenue, a $4.8 million or 17% increase in circulation revenue, and a $0.3 million or 2% decrease in job printing and other revenue.

Operating costs for the year ended December 31, 2000 were $84.7 million or 44% of revenue which was an increase of $16.3 million over the year ended December 31, 1999 when operating costs were $68.4 million or 42% of revenue. The increase in operating costs as a percentage of revenue for the year ended December 31, 2000 was primarily due to higher cost structures of acquired properties and higher same store labor, delivery, and newsprint costs.

Selling, general and administrative expenses for the year ended December 31, 2000 increased by $11.4 million, to $62.9 million or 32% of revenues from $51.5 million for the year ended December 31, 1999 when expenses were also 32% of revenues.

EBITDA for the year ended December 31, 2000 increased by $5.7 million, to $47.2 million from $41.5 million for the year ended December 31, 1999. The increase was primarily driven by acquisitions and growth in same store advertising revenue, which was partially offset by lower same store print and circulation revenue and higher same store labor, delivery and newsprint costs. EBITDA as a percentage of revenue declined from 26% to 24% due to lower margins at properties acquired during 2000.

Depreciation and amortization expenses for the year ended December 31, 2000 increased by $3.2 million to $19.9 million from $16.7 million for the year ended December 31, 1999. The increase was due to depreciation of assets acquired in 2000, depreciation on capital expenditures made in 2000, and amortization of intangibles from 2000 acquisitions.

Income from operations increased by $2.5 million from $24.8 million or 15% of revenues for the year ended December 31, 1999 to $27.3 million or 14% of revenues for the year ended December 31, 2000. The increase was primarily driven by acquisitions and growth in same store advertising revenue, which was offset by same store reductions in printing and circulation revenue, higher labor, newsprint and delivery costs, and higher depreciation and amortization expenses.

Total interest expense (including amortization of deferred financing fees) increased by $6.9 million to $32.1 million for the year ended December 31, 2000 from $25.2 million for the year ended December 31, 1999, primarily due to higher debt balances borrowed to fund acquisitions, and higher interest rates on bank debt.

For the year ended December 31, 2000, the Company recognized a net loss of $5.3 million compared to net income of $3.5 million for the same period in 1999. The change of $8.8 million was due primarily to decreases in print and circulation revenue; higher labor, newsprint, and delivery costs; higher depreciation, amortization, and interest expenses; a 1999 net gain from the exchange and disposition of certain publications and a 1999 extraordinary gain on insurance proceeds.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Total revenues for the year ended December 31, 1999 increased by $48.8 million, or 43%, to $161.4 million. The increase in revenue was primarily due to revenue from acquired properties and same store increases in advertising partially offset by decreases in same store printing revenue. The increase in total revenues for the year ended December 31, 1999, was comprised of a $39.4 million or 48% increase in advertising revenue, a $4.8 million or 21% increase in circulation revenue, and a $4.8 million or 62% increase in job printing and other revenue.

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

Selling, general and administrative expenses for the year ended December 31, 1999 increased by $15.2 million, to $51.5 million or 32% of revenues from $36.3 million for the year ended December 31, 1998 when expenses were 32% of revenues. The stability in selling, general, and administrative expenses for the year ended December 31, 1999 was primarily due to the implementation of cost controls at the Company's publications.

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

Income from operations for the year ended December 31, 1999 increased by $6.5 million from $18.3 million or 16% of revenues to $24.8 million or 15% of revenues. The increase was primarily driven by acquisitions, and on a same store basis, growth in advertising revenue, and lower newsprint prices, which was offset by same store reductions in printing revenue, higher labor costs and higher depreciation and amortization expenses.

Total interest expense (including amortization of deferred financing fees) increased by $5.9 million to $25.2 million from $19.3 million in 1998, primarily due to higher debt balances borrowed to fund acquisitions, and higher interest rates on bank debt.

For the year ended December 31, 1999, the Company recognized net income of $3.5 million compared to a net loss of $1.0 million for the same period in 1998. This change, $4.5 million, was due primarily to acquisitions, same store growth in advertising revenue, lower newsprint prices, a net gain from the exchange and disposition of certain publications and an extraordinary gain on insurance proceeds. These increases were partially offset by same store reductions in print revenue, higher labor costs, and higher depreciation, amortization, and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities. Cash flows provided by operating activities for the year ended December 31, 2000 increased by $7.2 million to $15.7 million compared with cash provided of $8.5 million for the year ended December 31, 1999. The increase was primarily due to acquisitions.

Cash Flows From Investing Activities. Net cash used in investing activities for the year ended December 31, 2000 reflects the acquisition of an additional 43 publications during 2000 for $84.5 million. Acquisitions are a key part of the Company's strategy and will fluctuate over time due to the availability of publications that meet the Company's acquisition strategy and the Company's borrowing capacity. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures, but may continue to pursue its strategy of opportunistically purchasing local newspapers in contiguous markets and clusters of local newspapers in new markets. The Company will pursue acquisitions that it believes will contribute to the Company's overall cash flow growth.

Cash Flows From Financing Activities. Net cash flows provided by financing activities for the year ended December 31, 2000 reflect borrowings made under the Company's revolving credit facilities to fund acquisition costs, proceeds from contribution of capital, proceeds from acquiring Term Loan B, which were partially offset by a payment to extinguish a prior revolving credit facility balance at April 18, 2000. The Company is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

Liquidity. The Company's principal sources of funds will be cash provided by operating activities and borrowings under its Amended Revolving Credit Facility. The Company believes that it has access to sufficient liquidity and capital resources to meet its financial obligations for the foreseeable future. Under the terms of the Company's Amended Revolving Credit Facility, the ratio of cash interest paid to earnings before interest, taxes, depreciation, and amortization ("EBITDA") for the 12 month period increases from 1.5: 1 to 1.65: 1 on March 31, 2001. The Company believes there is a risk that it may not be in compliance with the covenant as of March 31, 2001, and has obtained a waiver of any Event of Default (as defined in the Amended Revolving Credit Facility) from the Lenders (as defined in the Amended Revolving Credit Facility). See Note 7 to the Consolidated Financial Statements for a summary of the terms of the Amended Revolving Credit Facility. The Parent is dependent upon the cash flows of the Operating Company to fund the repayment of its borrowings and the redemption requirements under its respective preferred stock agreements.

The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' equity, tangible equity and cash flow. Total interest expense for the year ended December 31, 2000 was $32.1 million including amortization of debt issuance costs of $1.2 million. The degree to which the Company is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 2001, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Amended Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of it competitors, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On April 18, 2000, the Company entered into an agreement to amend and restate its $175.0 million credit facility. The amendment and restatement extended the maturity date of the revolving credit facility ("Amended Revolving Credit Facility") from January 2003 to March 2005, and included the issuance of a $100.0 million Term Loan B. The Term Loan B matures in March 2007, and requires annual principal payments of $0.5 million in 2000, $1.0 million from 2001 through 2004, $36.1 million in 2005, $47.5 million in 2006, and $11.9 million in 2007. The Term Loan B and the Amended Revolving Credit Facility bear interest at the Company's option equal to the Base Rate (as defined in the Amended Revolving Credit Facility) or the Eurodollar Rate (as defined in the Amended Revolving Credit Facility) plus a margin that varies based upon a ratio set forth in the amended and restated credit agreement. There is an individual margin for the Term Loan B and the Amended Revolving Credit Facility, the Company pays a fee equal to the Applicable Margin or Eurodollar advances (as defined in the Amended Revolving Credit Facility) per annum on the aggregate amount of outstanding letters of credit. The Company also pays a fee on the unused portion of the Amended Revolving Credit Facility. No principal payments are due on the Amended Revolving Credit Facility until the maturity date.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information in response to this item is included in the consolidated financial statements and notes thereto, and related Independent Auditors' Report, appearing on pages F-1 to F-15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of individuals who serve as directors and executives of the Parent and its wholly-owned subsidiary, Liberty Group Operating, Inc. Each director of the Company will hold office until the next annual meeting of the stockholders or until his successor has been elected. Qualified officers the Company are elected by their respective Boards of Directors and serve at the discretion of such Boards.

NAME                       AGE       POSITION
----                       ---       --------
Kenneth L. Serota           39       President, CEO, and Director
Scott T. Champion           41       Executive Vice President - Operations, and Director
Kevin O'Shea                41       Senior Executive Vice President, CFO, and Director
Gene A. Hall                49       Senior Vice President - Midwestern Region
Randy Cope                  40       Vice President - Missouri, Kansas, Arkansas
Kelly Luvison               41       Vice President - Western New York Region
Ted Mike                    54       Vice President - Eastern Region
Leonard I. Green            66       Chairman of the Board of Directors
Gregory J. Annick           37       Director
John G. Danhakl             45       Director
Peter J. Nolan              42       Director

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

Scott T. Champion is Executive Vice President - Operations and has primary responsibility for all community newspaper publications. Mr. Champion is also a Director of LGP. Prior to 1998, he served as a Senior Vice President, Regional Manager, and District Manager of APC and had been employed at APC since 1988. Prior to his employment at APC, Mr. Champion served as the publisher of a group of privately owned newspaper publications. Mr. Champion served as the publisher of the Daily Review Atlas and Pennysaver in Monmouth, Illinois, which publications were acquired by the Company in the Initial Acquisition, from 1984 to January 1999. Mr. Champion has more than 19 years experience in the newspaper industry.

Kevin O'Shea is Executive Vice President and the Chief Financial Officer. Mr. O'Shea is also a Director of LGP. Mr. O'Shea served as Vice President and Corporate Treasurer of Bell & Howell Company from February 1996 to March 1998. From 1989 to 1996, Mr. O'Shea served as Vice President and Corporate Treasurer of Spencer Stuart, a global consulting firm. Prior thereto, Mr. O'Shea served as Vice President and treasurer/group controller for The Pritzker Organization, a large and diversified family holding company.

Gene A. Hall is Senior Vice President and has primary responsibility for newspaper publications in the Midwestern region of the United States. He served as a Senior Vice President of APC from 1992 to 1998. Prior thereto, he served as a regional manager and had been employed at APC since 1988. Prior to his employment at APC, Mr. Hall was the owner and publisher of the Charles City Press, Six County Shopper and The Extra in Charles City, Iowa. Mr. Hall currently serves as the publisher of the Charles City Press, Six County Shopper and The Extra, which publications were acquired by the Company in the Initial Acquisition, and has served in such positions since 1986. Mr. Hall has more than 29 years of experience in the newspaper industry. Mr. Hall is also a director of First Security Bank & Trust.

Randy Cope is Vice President responsible for newspaper operations in Missouri, Arkansas, and Kansas since December of 1998. Mr. Cope also oversees the Company's national classified advertising network. From 1991 to 1998, Mr. Cope was regional manager and publisher of the Northwest Arkansas Times in Fayetteville, Arkansas, which was owned by American Publishing Company. Mr. Cope has 20 years of experience covering all areas of newspaper operations.

Kelly M. Luvison is Vice President responsible for newspaper operations in western New York, Pennsylvania and West Virginia, as well as Liberty Business Development Group. Mr. Luvison has served as regional manager for the Company since the Initial Acquisition and was appointed a Vice President in January 2000. Prior to this, he was a regional manager for APC. An 18-year newspaperman, Mr. Luvison began his career in Pennsylvania as a reporter and editor. From 1987 to 1996 he was publisher of the Company's property in Waynesboro, Pa., and served as district manager for two other Pennsylvania newspapers. Since 1996 he has been publisher of the Evening Tribune in Hornell, NY, in addition to his duties as a regional manager and Vice President.

Ted Mike is Vice President and has primary responsibility for many the Company's newspaper operations in the eastern region of the United States. Mr. Mike served as regional manager for the Company since the Initial Acquisition and was appointed as Vice President in January 1999. Mr. Mike served as a regional manager for American Publishing Company since 1991. Mr. Mike currently serves as the publisher of The Evening Times and The Evening Times Extra in Sayre, Pennsylvania, publications which were acquired by the Company in the Initial Acquisition, and has served in such position since 1991. Mr. Mike has more than 31 years of experience in the newspaper industry.

Leonard Green is the Chairman of the Board of Leonard Green & Partners, L.P. ("Partners"), a merchant banking firm that manages Green Equity Investors II, L.P. ("GEI") since the inception of Partners and GEI in 1994. Since 1989, Mr. Green has been individually, or through a corporation, a partner in a merchant banking firm affiliated with Partners. Prior to 1989, Mr. Green had been a partner at Gibbons, Green, van Amorongen for more than six years. Mr. Green is also a director of Rite Aid Corporation and several private companies.

Gregory J. Annick serves as a Director of LGP. He has been an executive officer of Partners since the formation of Partners and GEI in 1994. He joined a merchant-banking firm affiliated with Partners as an associate in 1989, became a principal in 1993, and through a corporation became a partner in 1994. From 1988 to 1989, he was an associate with the merchant banking firm of Gibbons, Green, van Amerongen. Before that time, Mr. Annick was a financial analyst in mergers and acquisitions with Goldman, Sachs & Co. Mr. Annick is also a director of several private companies.

John G. Danhakl serves as a Director of LGP. He has been an executive officer of Partners since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated ("Drexel"). Mr. Danhakl is also a director of Twinlab Corporation, The Arden Group, Inc., and several private companies.

Peter J. Nolan is a Director of LGP. He has been an executive officer and an equity owner of Partners, a merchant-banking firm that manages GEI, since April 1997. Mr. Nolan had previously been a Managing Director of DLJ and Co-Head of DLJ's Los Angeles Investment Banking Division and had been with DLJ since 1990. Prior to joining DLJ, Mr. Nolan was a First Vice President at Drexel. Mr. Nolan is also a director of several private companies.

ITEM 11. EXECUTIVE COMPENSATION.

                                    ANNUAL COMPENSATION
                                    -------------------
NAME AND POSITION                   YEAR         SALARY            BONUS                OTHER              TOTAL
-----------------                   ----         ------            -----                -----              -----
Kenneth L. Serota                   1998         $338,242         $150,000            $380,175(1)         $868,417
President and CEO ...............   1999          375,000          400,000             121,013(2)          896,013
                                    2000          400,000          300,000             140,653(3)          840,653

Kevin O'Shea                        1998          116,923           75,000               5,106             197,029
Executive V.P. - CEO ............   1999          171,429          200,000              18,656             390,085
                                    2000          200,000          150,000              24,808             374,808

Scott T. Champion                   1998           58,344           94,455              26,680             179,479
Executive V.P. - Operations .....   1999          125,000           75,000              18,520             218,520
                                    2000          150,000           85,000              24,808             259,808

Gene A. Hall                        1998           45,538           83,751              30,386             159,675
Senior V.P.......................   1999          125,000           50,000              18,723             193,723
                                    2000          132,788           38,200              24,808             195,808

Randy Cope                          1998           10,000                0                   0              10,000
Vice President ..................   1999          120,000           45,750               5,154             170,904
                                    2000          130,000           62,000               5,808             197,807

(1) Mr. Serota's 1998 other compensation consists of a transfer of 1,600 common shares from the controlling shareholder valued at $160,000, plus the related tax gross-up of $132,237, upon the commencement of his employment, plus $77,169 in loan forgiveness pursuant to his employment agreement, plus a $5,000 contribution to a deferred compensation plan and a car allowance of $5,769.

(2) Mr. Serota's 1999 other compensation consists of $110,013 in loan forgiveness pursuant to his employment agreement, plus a $5,000 contribution to a deferred compensation plan and a car allowance of $6,000.

(3) Mr. Serota's 2000 other compensation consists of $109,973 in loan forgiveness, plus a $5,500 contribution to a deferred compensation plan, a car allowance of $3,000, $22,000 in common shares, and $180 in life insurance .

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                           NO.
                                                            % OWNED    OF SHARES
                                                            -------    ---------
Common Stock:

Liberty Group Publishing, Inc...........................      100%         100
3000 Dundee Rd., Suite #203
Northbrook, IL 60062


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT AGREEMENT

The Company, LGP and Kenneth Serota have entered into an employment agreement, dated as of November 21, 1997 (the "Employment Agreement"), whereby Mr. Serota has agreed to serve as President and Chief Executive Officer of the Company for a period of three years commencing January 1, 1998 and for additional successive one-year periods thereafter, unless either party gives timely notice to the other that the employment term shall not be so extended.

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

On January 27, 1998, in satisfaction of the Company's obligations under the terms of the Employment Agreement, Green II transferred to Mr. Serota 2% of the fully-diluted equity of LGP and, in addition, Mr. Serota purchased from Green II an additional 2% of the fully-diluted equity of LGP for the price and on the terms and conditions such equity was purchased by Green II. LGP loaned to Mr. Serota 50% of the purchase price of such shares pursuant to a Secured Recourse Promissory Note dated January 27, 1998. Such loan bears interest at a rate equal to the applicable federal rate for loans of the same maturity as of the date of the loan. The outstanding principal amount of the loan, together with all interest accrued thereon, will be due and payable in full upon the earlier of
(i) a change in control (as defined in the Employment Agreement) or (ii) January 1, 2001. The Employment Agreement provides certain "call" rights to LGP, which are generally exercisable upon Mr. Serota's termination of employment with the LGP.

On August 11, 2000, the Company, Kenneth L. Serota (the "Executive"), LGP, Green Equity Investors II, L.P. ("Green II") and Green Equity Investors III, L.P. ("Green III") entered into that certain Amendment to Employment Agreement, dated as of such date (the "Employment Agreement Amendment"), pursuant to which that certain Employment Agreement, dated as of November 21, 1997, between the Company, the Executive and the Registrant was amended as follows: (i) the term of the Employment Agreement was extended for an additional three-year period until January 1, 2004; (ii) the annual base salary payable to the Executive thereunder for the fourth, fifth and sixth years of the extended term thereof was established at $450,000, $475,000 and $500,000, respectively; (iii) the Company agreed to pay, in arrears, to the Executive thereunder an automobile allowance of $500 per month for each month during the extended term thereof ending on or prior to December 31, 2000 and $800 per month for each month of the extended term thereof thereafter; and (iv) the Company agreed to pay to the Executive eighteen (18) months of base salary at the then current annual base salary payable to the Executive thereunder in the event that the Executive's employment with the Company is terminated by the Company without Cause or by the Executive for Good Reason, each as defined in such Employment Agreement, as amended by the Employment Agreement Amendment (as so amended, the "Employment Agreement").

In addition, under and pursuant to the Employment Agreement Amendment, LGP issued and sold to the Executive 4,372 shares of Common Stock of the Parent and
184.42 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock of the Parent (collectively, the "Loan Equity") for an aggregate purchase price of $250,000, payable in the form of a full recourse, unsecured promissory note of the Executive which promissory note shall, subject to acceleration on certain specific events specified therein, mature on December 31, 2025, and shall be subject to forgiveness at the times and on the conditions specified in the Employment Agreement in the event that certain performance standards of the Company or other events specified in the Employment Agreement are satisfied or occur. In the event that the Executive's employment with the Company is terminated by the Company for Cause or by the Executive for Good Reason (each as defined in the Employment Agreement), the Parent, Green II or Green III shall have the option under the Employment Agreement Amendment to purchase the Loan Equity at a purchase price per share of $15 per share of Common Stock of the Parent and $1,000 per share of Junior Redeemable Cumulative Preferred Stock of the Parent, plus accrued and unpaid dividends on each such share of Common
Stock or Junior Redeemable Cumulative Preferred Stock of the Parent; provided, however, that such repurchase option shall expire (a) with respect to 33.33% of such Loan Equity on each of January 1, 2002 and January 1, 2003 and with respect to the remainder of such Loan Equity on January 1, 2004 provided that the Executive is employed by the Company on each such date and (b) with respect to 100% of such Loan Equity on a Liquidity Event (as defined in the Employment Agreement Amendment) provided that the Executive is employed by the Company immediately prior to such Liquidity Event.

In addition, under and pursuant to the Employment Agreement Amendment, the Parent issued and sold to the Executive 23,174 shares of Common Stock of the Parent (collectively, the "Additional Equity") for a purchase price per share of $15 for an aggregate purchase price of $347,610, payable in the form of a non-recourse, secured promissory note of the Executive in the original principal amount of $225,947 and a full recourse, secured promissory note of the Executive in the original principal amount of $121,663 (collectively, the "Additional Equity Notes"), each of which Additional Equity Notes shall, subject to acceleration on certain specific events specified therein, mature on December 31, 2025 and is secured by the Additional Equity. The Parent, Green II and Green III shall have the option under the Employment Agreement Amendment to purchase the Additional Equity at a purchase price per share of $15 (a) in the event that the aggregate internal rate of return realized by Green III on the Common Stock of the Parent and the Junior Redeemable Cumulative Preferred Stock of the Parent purchased by Green III pursuant to that certain Stock Purchase Agreement, dated as of April, 18, 2000, between the Parent and Green III does not equal or exceed twenty-five percent (25%) under the circumstances and on the conditions specified in the Employment Agreement Amendment or (b) in the event that the Executive's employment with the Company is terminated by the Company for Cause or by the Executive for Good Reason (each as defined in the Employment Agreement), provided, however, that the repurchase option described in this clause (b) shall expire (i) with respect to 33.33% of such Additional Equity on each of January 1, 2002 and January 1, 2003 and with respect to the remainder of such Additional Equity on January 1, 2004 provided that the Executive is employed by the Company on each such date and (ii) with respect to 100% of such Additional Equity on a Liquidity Event (as defined in the Employment Agreement Amendment) provided that the Executive is employed by the Company immediately prior to such Liquidity Event.

The foregoing summary of the terms of the Employment Agreement Amendment is qualified in its entirety by reference to the provisions thereof, a copy of which is filed as an exhibit to the Form 10-Q filing as of September 30, 2000, and is hereby incorporated herein by reference.

MANAGEMENT SHARES

On January 27, 1998, Green II transferred an aggregate of 64,000 shares of LGP's Common Stock ("Management Shares") to the Chief Executive Officer of the Company, Mr. Serota, pursuant to a management stockholders agreement (the "Management Stockholders Agreement"). The Management Stockholders Agreement contains a "call" option exercisable by LGP upon termination of Mr. Serota's employment with LGP or the Operating Company, a right of first refusal in favor of Mr. Serota, certain "piggyback" registration rights, "tag-along" sale rights and "drag-along" sale obligations consistent with the terms of the

Employment Agreement. In addition, LGP or Green II may sell shares of LGP Common Stock to other current or prospective officers and employees of Operating Company (together with the Senior Management Investors, the "Management Investors").

Shares of LGP Common Stock were sold to Management Investors pursuant to Management Subscription and Stockholders Agreements among LGP, Green II and the respective Management Investor (each such agreement, a "Management Share Agreement"). Pursuant to the Management Share Agreements, transfers of the Management Shares (other than transfers to certain related transferees) are subject to various restrictions, including a right of first refusal in favor of LGP. Each Management Share Agreement also contains a "call" option exercisable by LGP upon termination of the management's employment with LGP, the Company and their subsidiaries. The Management Share Agreements also contain certain "piggyback" registration rights, "tag-along" sale rights and "drag-along" sale obligations. These rights and obligations lapse upon the occurrence of certain events. Each Management Share Agreement contains a noncompetition provision which prohibits a member of management from competing, directly or indirectly, with the Company's publications located within certain designated communities for a period of three years from the termination date of such management employment with the Parent.

In February 2000, LGP effected a 20-to-1 stock split for it's common stock, bringing the total shares of it's common stock issued to 1,600,000. All share and per share data included within this Form 10-K Statement has been retroactively restated to account for this stock spilt. LGP then authorized the issuance of 55,000 additional common shares, of which 49,500 shares were made available in the form of stock options for local publishers. Members of the management team also received 4,400 of these new shares to eliminate any dilution of their original holdings that will result from the issuance of shares under the Parent's stock option plan.

On August 11, 2000, the Company, Kenneth L. Serota (the "Executive"), LGP, Green Equity Investors II, L.P. ("Green II") and Green Equity Investors III, L.P. ("Green III") entered into that certain Amendment to Employment Agreement, dated as of such date (the "Employment Agreement Amendment"), pursuant to which that certain Employment Agreement, dated as of November 21, 1997, between the Company, the Executive and LGP was amended. Under and pursuant to the Employment Agreement Amendment, LGP issued and sold to the Executive 4,372 shares of Common Stock of LGP and 184.42 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock of LGP (collectively, the "Loan Equity") for an aggregate purchase price of $250,000. In addition, the Parent issued and sold to the Executive 23,174 shares of Common Stock of LGP (collectively, the "Additional Equity") for a purchase price per share of $15 for an aggregate purchase price of $347,610.

Under and pursuant to the Management Stock Purchase Agreement, dated December 15, 2000, LGP issued and sold to the Management Investor 28,626 shares of Common Stock of LGP (collectively, the "Additional Equity") for a purchase price per share of $15 for an aggregate purchase price of $429,389, payable in the form of a non-recourse, secured promissory note of management in the original principal amount of $279,103 and a full recourse, secured promissory note of management in the original principal amount of $150,286 (collectively, the "Additional Equity Notes"), each of which Additional Equity Notes shall, subject to acceleration on certain specific events specified therein, mature on December 31, 2025 and is secured by the Additional Equity. The Parent, Green II and
Green III shall have the option under the Management Stock Purchase Agreement to purchase the Additional Equity at a purchase price per share of $15 (a) in the event that the aggregate internal rate of return realized by Green III on the Common Stock of the Parent and the Junior Redeemable Cumulative Preferred Stock of the Parent purchased by Green III pursuant to that certain Stock Purchase Agreement, dated as of April, 18, 2000, between LGP and Green III does not equal or exceed twenty-five percent (25%) under the circumstances and on the conditions specified in the Management Stock Purchase Agreement or (b) in the event that the management's employment with the Company is terminated by the Company for cause or by management for Good Reason (each as defined in the Management Stock Purchase Agreement), provided, however, that the repurchase option described in this clause (b) shall expire (i) with respect to 33.33% of such Additional Equity on each of January 1, 2002 and January 1, 2003 and with respect to the remainder of such Additional Equity on January 1, 2004 provided that management is employed by the Company on each such date and (ii) with respect to 100% of such Additional Equity on a Liquidity Event (as defined in the Management Stock Purchase Agreement) provided that the Management Investor is employed by the Company immediately prior to such Liquidity Event.

COMPENSATION OF DIRECTORS AND MANAGEMENT FEES

Individuals who are officers of Operating Company and LGP, as well as Messrs. Green, Annick, Danhakl and Nolan, do not receive any compensation directly for their service on LGP's and Operating Company's Boards of Directors. Operating Company has agreed, however, to pay Leonard Green and Partners an annual management fee of $1.5 million. The total fee paid in 2000 was $1.3 million due to an increase from $1.0 million to $1.5 million taking effect in May 2000. Such fee is payable in equal monthly installments, but is subordinated in right of payment to the Senior Discount Debentures and the Senior Subordinated Notes for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. Leonard Green and Partners also received acquisition finders fees of $356,000 in 2000 and is owed $850,000 at December 31, 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) 1.   Consolidated Financial Statements.

         Independent Auditors' Report.

         Consolidated Balance Sheets as of December 31, 1999 and 2000.

         Consolidated Statements of Operations for the years ended December 31, 1998, 1999, and 2000.

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1999, and 2000.

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999, and 2000.

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

    3.   The exhibits filed as a part of this report are listed in the following
         Exhibit Index.

EXHIBIT INDEX

Exhibit
No.                                            Items
---                                            -----
2.1       Asset Purchase Agreement dated as of November 21, 1997, among Liberty Group          Incorporated by reference to Exhibit
          Publishing, Inc., Green Equity Investors II, L.P. (as guarantor), Liberty Group      2.1 included on the Company's
          Operating , Inc., Hollinger International Inc., APAC-90 Inc., American               Registration Statement on Form S-4
          Publishing, and APAC-95, Inc.                                                        (Registration No. 333-46957) (the
                                                                                               "Company's S-4").

2.2       Asset Purchase Agreement dated as of November 21, 1997, among Liberty Group          Incorporated by reference to Exhibit
          Publishing, Inc., Green Equity Investors II, L.P. (as guarantor), Liberty Group      2.2 included on the Company's S-4.
          Operating, Inc., Hollinger International Inc., American Publishing Company of
          Illinois, APAC-90 Inc., and APAC-95, Inc.

2.3       Exchange Agreement dated as of November 21, 1997, between American Publishing        Incorporated by reference to Exhibit
          Company of Illinois and Chicago Deferred Exchange Corporation.                       2.3 included on the Company's S-4.

2.4       Qualified Exchange Trust Agreement, dated as of November 21, 1997 among the          Incorporated by reference to Exhibit
          Chicago Trust Company, as Trustee under Trust No. 38347501, Chicago Deferred         2.4 included on the Company's S-4.
          Exchange Corporation, and American Publishing Company of Illinois.

2.5       Amendment to Asset Purchase Agreement dated as of January 14, 1998, among            Incorporated by reference to Exhibit
          Liberty Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),      2.5 included on the Company's S-4.
          Liberty Group Operating, Inc., Hollinger International Inc., APAL-90 Inc.,
          American Publishing (1991) Inc. and APAC-95 Inc.

2.6       Amendment to Asset Purchase Agreement, dated as of January 14, 1998, among           Incorporated by reference to Exhibit
          Liberty Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),      2.6 included on the Company's S-4.
          Liberty Group Operating, Inc., Hollinger International Inc., American Publishing
          Company of Illinois, APAC-90 Inc., American Publishing (1991) Inc. and APAC-95
          Inc.

2.7       Amendment to Exchange Agreement, dated as of January 14, 1998, between American      Incorporated by reference to Exhibit
          Publishing Company of Illinois and Chicago Deferred Exchange Corporation.            2.7 included on the Company's S-4.

2.8       Amendment to Qualified Exchange Trust Agreement, dated as of January 14, 1998,       Incorporated by reference to Exhibit
          among The Chicago Trust Company, as Trustee under No. 38347501, Chicago.             2.8 included on the Company's S-4.

2.9       Agreement dated as of January 15, 1998, among Liberty Group Publishing, Inc.,        Incorporated by reference to Exhibit
          Green Equity Investors II, L.P. (as guarantor), Liberty Group Operating, Inc.,       2.9 included on the Company's S-4.
          Hollinger International, Inc., American Publishing Company of Illinois, APAC-90
          Inc., American Publishing (1991) Inc., and APAC-95 Inc.

2.10      Agreement dated as of January 23, 1998, among American Publishing Company of         Incorporated by reference to Exhibit
          Illinois, Chicago Deferred Exchange Corporation and The Chicago Trust Company.       2.10 included on the Company's S-4.

2.11      Agreement dated as of January 26, 1998, among Liberty Group Publishing, Inc.,        Incorporated by reference to Exhibit
          Green Equity Investors II, L.P. (as guarantor), Liberty Group Operating, Inc.        2.11 included on the Company's S-4.
          Hollinger International, Inc., American Publishing Company of Illinois, APAC-90
          Inc., American Publishing (1991) Inc., and APAC-95 Inc.

3.1       Certificate of Incorporation of Liberty Group Publishing, Inc.                       Incorporated by reference to Exhibit
                                                                                               3.1 included on the Company's Annual
                                                                                               Report on Form 10-K for the year
                                                                                               ending December 31, 1999 (the
                                                                                               "Company's 1999 10-K").

3.2       By-laws of Liberty Group Publishing, Inc.                                            Incorporated by reference to Exhibit
                                                                                               3.2 included on the Company's S-4.

4.1       Indenture dated as of January 27, 1998 among Liberty Group Publishing, Inc. and      Incorporated by reference to Exhibit
          State Street Bank and Trust Company, as Trustee, including form of 11-5/8%           4.1 included on the Company's S-4.
          Senior Discount Debentures due 2009.

4.2       Indenture, dated as of January 27, 1998, among, Liberty Group Publishing, Inc.       Incorporated by reference to Exhibit
          and State Street Bank and Trust Company, as Trustee, including form of 14-3/4%       4.3 included on the Company's S-4.
          Senior Subordinated Debentures due 2010.

*10.1     Employment Agreement dated as of November 27, 1997, between Liberty Group            Incorporated by reference to Exhibit
          Publishing, Inc. and Kenneth L. Serota.                                              10.1 included on the Company's S-4.

*10.2     Amendment to Employment Agreement, dated as of August 11, 2000, between Liberty      Included herewith.
          Group Operating, Inc., Kenneth L. Serota, Liberty Group Publishing, Inc., Green
          Equity Investors II, L.P. and Green Equity Investors III, L.P.

*10.3     Management Stockholders Agreement , dated as of January 27, 1998, among Liberty      Incorporated by reference to Exhibit
          Group Publishing, Inc., Green Equity Investors II, L.P. and Kenneth L. Serota.       10.2 on the Company's S-4.

*10.4     Amended and Restated Management Subscription and Stockholders Agreement, dated       Incorporated by reference to Exhibit
          as of February 1, 2000, by and between Liberty Group Publishing, Inc., Green         10.3 included on the Company's 1999
          Equity Investors II, L.P. and Scott T. Champion.                                     10-K.

*10.5     Amended and Restated Management Subscription and Stockholders Agreement, dated       Incorporated by reference to Exhibit
          as of February 1, 2000, by and between Liberty Group Publishing, Inc., Green         10.4 included on the Company's 1999
          Equity Investors II, L.P. and Kevin O'Shea.                                          10-K.

*10.6     Amended and Restated Management Subscription and Stockholders Agreement, dated       Incorporated by reference to Exhibit
          as of February 1, 2000, by and between Liberty Group Publishing, Inc., Green         10.5 included on the Company's 1999
          Equity Investors II, L.P. and Gene A. Hall.                                          10-K.

*10.7     Master Amendment, dated as of April 18, 2000, between Green Equity Investors II,     Included herewith.
          L.P., Green Equity Investors III, L.P., Liberty Group Publishing, Inc. and
          persons listed on Schedule 1 attached thereto.

*10.8     Management Stock Purchase Agreement, dated as of December 15, 2000, between          Included herewith.
          Liberty Group Publishing, Inc., Green Equity Investors II, L.P., Green Equity
          Investors III, L.P. and Kevin O'Shea.

*10.9     Management Stock Purchase Agreement, dated as of December 15, 2000, between          Included herewith.
          Liberty Group Publishing, Inc., Green Equity Investors II, L.P., Green Equity
          Investors III, L.P. and Scott T. Champion.

*10.10    Management Stock Purchase Agreement, dated as of December 15, 2000, between          Included herewith.
          Liberty Group Publishing, Inc., Green Equity Investors II, L.P., Green Equity
          Investors III, L.P. and Gene A. Hall.

10.11     Non-Competition Agreement dated as of January 27, 1998 between Liberty Group         Incorporated by reference to Exhibit
          Operating, Inc. and Hollinger International, Inc.                                    10.3 included on the Company's S-4.

10.12     Stock Purchase Agreement, dated as of April 18, 2000, between Liberty Group          Included herewith.
          Publishing, Inc. and Green Equity Investors III, L.P.

10.13     Management Services Agreement, dated as of April 18, 2000, between Liberty Group     Included herewith.
          Operating, Inc. and Leonard Green & Partners, L.P.

10.14     Amended and Restated Credit Agreement dated as of April 18, 2000, among Liberty      Included herewith.
          Group Operating, Inc., Liberty Group Publishing, Inc., Citicorp USA, Inc.
          Citibank N.A. DB Banc Alex Brown, LLC, Wells Fargo Bank, N.A., and Bank of
          America, N.A.

10.15     Pledge Agreement dated as of January 27, 1998 from Liberty Group Publishing,         Incorporated by reference to Exhibit
          Inc., Liberty Group Arizona Holdings, Inc., Liberty Group Arkansas Holdings,         10.6 included on the Company's S-4.
          Inc., Liberty Group California Holdings, Inc., Liberty Group Illinois Holdings,
          Inc., Liberty Group Iowa Holdings, Inc., Liberty Group Kansas Holdings, Inc.,
          Liberty Group Missouri Holdings, Inc., Liberty Group New York Holdings, Inc.,
          Liberty Group Pennsylvania Holdings, Inc., Liberty Group Management Services,
          Inc. to the lenders under the Credit Agreement.

10.16     Pledge Agreement dated as of January 27, 1998 from Liberty Group Operating, Inc.     Incorporated by reference to Exhibit
          to the lenders under the Credit Agreement.                                           10.7 included on the Company's S-4.

10.17     Stock Purchase Agreement, dated as of December 16, 1998, by and between the          Incorporated by reference to Exhibit
          shareholders of Life Printing & Publishing Co., Inc., Jongo Real Estate              2.1 included on the Company's Current
          Partnership and Liberty Group Operating, Inc.                                        Report on Form 8-K (the "Company's
                                                                                               8-K") filed on January 28, 1999.

10.18     Asset Exchange Agreement, dated as of July 1, 1999, among Liberty Group              Incorporated by reference to Exhibit
          Operating, Inc., Liberty Group Pennsylvania Holdings, Inc. and Newspaper             2.1 included on the Company's 8-K
          Holdings, Inc.                                                                       filed on July 16, 1999.

10.19     Asset Exchange Agreement, dated as of August 26, 1999, between Liberty Group         Incorporated by reference to Exhibit
          Publishing, Inc. and Lee Enterprises, Incorporated.                                  2.1 included on the Company's 8-K
                                                                                               filed on October 15, 1999.

10.20     Asset Purchase Agreement, dated as of August 26, 1999, between Liberty Group         Incorporated by reference to Exhibit
          Publishing, Inc., and Lee Enterprises, Incorporated.                                 2.2 included on the Company's 8-K
                                                                                               filed on October 15, 1999.

10.21     Asset Purchase Agreement, dated as of June 29, 2000, by and between Midwest          Incorporated by reference to Exhibit
          Publishing Statutory Trust and Liberty Group Michigan Holdings,                      2.1 included on the Inc. Company's
                                                                                               8-K filed on July 14, 2000.

10.22     Joinder and Assumption Agreement, dated as of June 30, 2000, by IMG Holdings,        Incorporated by reference to Exhibit
          Inc., Independent Media Holdings, Inc. and Independent Media Group, Inc., and        2.2 included on the Company's 8-K
          acknowledged by Midwest Publishing Statutory Trust and Liberty Group Michigan        filed on July 14, 2000.
          Holdings, Inc.

10.23     Asset Purchase Agreement, dated as of October 31, 2000, by and between               Incorporated by reference to Exhibit
          Mid-Illinois Newspapers, Inc. and Liberty Group Illinois Holdings, Inc.              2.1 included on the Company's 8-K
                                                                                               filed on November 16, 2000.

*10.24    Liberty Group Publishing, Inc.'s Publisher's Deferred Compensation                   Incorporated by reference to Exhibit
          Plan.                                                                                10.10 included on the Company's
                                                                                               Annual Report on Form 10-K for the
                                                                                               period ended December 31, 1998 (the
                                                                                               "Company's 1998 10-K").

*10.25    Liberty Group Publishing, Inc.'s Executive Benefit Plan.                             Incorporated by reference to Exhibit
                                                                                               10.11 included on the Company's 1998
                                                                                               10-K.

*10.26    Liberty Group Publishing, Inc.'s Executive Deferral Plan.                            Incorporated by reference to Exhibit
                                                                                               10.12 included on the Company's 1998
                                                                                               10-K.

*10.27    Liberty Group Publishing, Inc.'s 1999 Stock Option Plan.                             Incorporated by reference to Exhibit
                                                                                               10.15 included on the Company's 1999
                                                                                               10-K.

21        Subsidiaries of Liberty Group Publishing, Inc.                                       Included herewith.


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


(b)   Reports on Form 8-K.

None

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Liberty Group Operating, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty Group Operating, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Liberty Group Operating, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                                      /s/ KPMG LLP

Chicago, Illinois
March 15, 2001

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                        DECEMBER 31,
                                                                                        ------------
                                                                                      1999       2000
                                                                                      ----       ----
Assets
Current assets:
   Cash and cash equivalents ...................................................   $   1,860   $   1,036
Accounts receivable, net of allowance for doubtful accounts of $1,141 and $1,523
        in 1999 and 2000, respectively .........................................      19,561      22,605
      Inventory ................................................................       2,130       3,042
Prepaid expenses ...............................................................         507       1,169
Other current assets ...........................................................         306         144
                                                                                   ---------   ---------
   Total current assets ........................................................      24,364      27,996
Property, plant and equipment, net .............................................      39,356      55,817
   Intangible assets, net ......................................................     402,748     467,604
   Deferred financing costs, net ...............................................       7,196       7,483
Other assets ...................................................................       2,217         402
                                                                                   ---------   ---------
   Total assets ................................................................   $ 475,881   $ 559,302
                                                                                   =========   =========
Liabilities and stockholders' equity
Current liabilities:
   Current portion of Term Loan B ..............................................   $      --   $   1,000
   Current portion of long-term liabilities ....................................         419       1,181
   Accounts payable ............................................................       1,774       2,253
   Accrued expenses ............................................................      14,445      16,305
   Deferred revenue ............................................................       7,801       9,117
                                                                                   ---------   ---------
Total current liabilities ......................................................      24,409      29,856
Long-term liabilities:
   Senior subordinated notes ...................................................     180,000     180,000
   Term Loan B, less current portion............................................          --      98,500
   Borrowings under revolving credit facility ..................................      99,500      49,400
   Long-term liabilities, less current portion .................................       1,499       2,338
   Deferred income taxes .......................................................      19,488      25,484
                                                                                   ---------   ---------
Total liabilities ..............................................................     324,896     385,578

Stockholder's equity:
   Common stock, $0.01 par value, 1,000 shares Authorized,
      100 shares issued and outstanding at December 31, 1999 and 2000 ..........          --          --
   Additional paid in capital ..................................................     148,661     176,736
   Retained earnings (accumulated deficit) .....................................       2,324      (3,012)
                                                                                   ---------   ---------
   Total stockholder's equity ..................................................     150,985     173,724
                                                                                   ---------   ---------
Total liabilities and stockholder's equity  ....................................   $ 475,881   $ 559,302
                                                                                   =========   =========

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                            1998          1999        2000
                                                            ----          ----        ----
REVENUES:
   Advertising ....................................      $  82,062     $ 121,431    $ 150,247
   Circulation ....................................         22,844        27,543       32,318
   Job printing and other .........................          7,625        12,382       12,119
                                                         ---------     ---------    ---------
Total revenues ....................................        112,531       161,355      194,684
OPERATING COSTS AND EXPENSES:
   Operating costs ................................         45,976        68,351       84,646
   Selling, general and administrative.............         36,303        51,522       62,887
   Depreciation and amortization ..................         11,917        15,548       19,864
                                                         ---------     ---------    ---------
Income from operations ............................         18,335        25,934       27,287
Interest expense ..................................         19,300        25,216       30,895
Amortization of debt issue costs ..................             --         1,109        1,237
Net gain on exchange and
   disposition of properties ......................             --         6,197           --
                                                         ---------     ---------    ---------
Income (loss) before income taxes
   and extraordinary item .........................           (965)        5,806       (4,845)
Income taxes ......................................             --         2,752          491
                                                         ---------     ---------    ---------
Income (loss) before extraordinary item............           (965)        3,054       (5,336)
Extraordinary gain on
   insurance proceeds .............................             --           485           --
                                                         ---------     ---------    ---------
Net income (loss) .................................      $    (965)    $   3,539    $  (5,336)
                                                         =========     =========    =========


          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                      COMMON           COMMON          ADDITIONAL                RETAINED EARNINGS
                                       STOCK            STOCK           PAID-IN         NET         (ACCUMULATED
                                      SHARES           AMOUNT           CAPITAL        ASSETS         DEFICIT)          TOTAL
                                      ------           ------           -------        ------         -------          -----
Balances at 12/31/97 ..........             --      $          --      $      --      $  99,139       $      --       $  99,139
   Reorganization of company ..             --                 --             --        (99,139)             --         (99,139)
   Issuance of common stock ...            100                 --        148,501             --              --         148,501
   Common stock issued in
     exchange for services ....             --                 --            160             --              --             160
Net loss ......................             --                 --             --             --            (965)           (965)
                                     ---------      -------------      ---------      ---------       ---------       ---------

Balances at 12/31/98 ..........            100                 --        148,661             --            (965)        147,696
   Dividend paid to
     Company's parent .........             --                 --             --             --            (250)           (250)
Net income ....................             --                 --             --             --           3,539           3,539
                                     ---------      -------------      ---------      ---------       ---------       ---------

Balances at 12/31/99 ..........            100                 --        148,661             --           2,324         150,985
   Net contributions of capital             --                 --         28,075             --              --          28,075
   Net loss ...................             --                 --             --             --          (5,336)         (5,336)
                                     ---------      -------------      ---------      ---------       ---------       ---------
Balances at 12/31/00 ..........            100      $          --      $ 176,736      $      --       $  (3,012)      $ 173,724
                                     =========      =============      =========      =========       =========       =========


          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                                 ------------------------
                                                                                             1998          1999           2000
                                                                                          ---------      ---------      ---------
Cash flows from operating activities:
   Net income (loss)..................................................................    $    (965)     $   3,539      $  (5,336)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization .....................................................       11,917         16,657         19,864
   Amortization of debt issue costs ..................................................          928          1,109          1,237
   Non-cash compensation .............................................................          238            223            163
   Net gain on exchange and disposition of properties ................................           --         (6,197)            --
   Extraordinary gain ................................................................           --           (485)            --
   Changes in assets and liabilities, net of acquisitions and dispositions:
      Accounts receivable, net .......................................................         (805)        (1,325)           372
      Inventory ......................................................................          103            139           (467)
      Prepaid expenses and other assets ..............................................          972         (2,552)          (417)
      Accounts payable ...............................................................          209         (2,338)           (38)
      Accrued expenses ...............................................................        9,072         (3,173)           427
      Deferred revenue ...............................................................          113            445            (72)
      Deferred taxes .................................................................           --          2,457             --
                                                                                          ---------      ---------      ---------
Net cash flows provided by operating activities ......................................       21,364          8,499         15,733
                                                                                          ---------      ---------      ---------
Cash flows from investing activities:
   Purchases of property, plant and equipment ........................................       (2,232)        (5,687)        (9,654)
   Proceeds on sale of properties ....................................................           --             --          2,103
   Acquisitions, net of cash acquired ................................................     (386,446)       (54,822)       (84,541)
                                                                                          ---------      ---------      ---------
Net cash flows used in investing activities ..........................................     (388,678)       (60,509)       (92,092)
                                                                                          ---------      ---------      ---------
Cash flows from financing activities:
   Net proceeds from issuing long-term debt ..........................................      172,464             --         98,505
   Net borrowings under revolving credit facility ....................................       46,000         53,500         71,750
   Net proceeds from contribution of capital .........................................      148,423             --         28,075
   Repurchase of common stock ........................................................           --           (250)            --
   Payments on long term liabilities .................................................           --           (405)          (945)
   Payment of debt on prior revolving credit facility ................................           --             --       (121,850)
                                                                                          ---------      ---------      ---------
   Net cash provided by financing activities .........................................      366,887         52,845         75,535
                                                                                          ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents .................................         (427)           835           (824)
Cash and cash equivalents, at beginning of period ....................................        1,452          1,025          1,860
Cash and cash equivalents, at end of period ..........................................    $   1,025      $   1,860      $   1,036
Supplemental cash flow disclosure -
   Non cash gain on exchange of properties ...........................................           --          7,899             --
   Common stock issued in exchange for services ......................................          160             --             --
   Cash interest paid ................................................................       10,913         24,107         28,388
   Income taxes paid .................................................................           --            130            532

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)     DESCRIPTION OF BUSINESS

Liberty Group Operating, Inc. and subsidiaries (the "Company") is a wholly-owned subsidiary of Liberty Group Publishing, Inc. (the "Parent" or "LGP"). The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company owns and operates 336 publications in 16 states. The Company's total revenues are derived from advertising (77% of 2000 total revenues), circulation (17%) and job printing and other (6%). Raw materials, mainly newsprint and ink, are readily available from a number of suppliers. No single customer accounts for a significant percentage of revenues.

         (B)     BASIS OF PRESENTATION

LGP was formed for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International, Inc ("Hollinger"). LGP is a holding company for the Company. The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated.

On January 27, 1998, the Parent acquired from Hollinger virtually all of the assets and assumed certain liabilities that were used primarily in the business of publishing, marketing and distributing certain local newspapers (the "Initial Acquisition"). The initial purchase price including fees and expenses was $322,378. The effective date of the Initial Acquisition was January 1, 1998.

         (C)     USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         (F)     INTANGIBLE ASSETS

Intangible assets consist principally of circulation-related assets, noncompetition agreements with former owners of acquired newspapers, and the excess of acquisition costs over estimated fair value of net assets acquired (goodwill). The fair value of intangible assets acquired is determined primarily through the use of independent appraisals. Amortization is calculated using the straight-line method over the respective estimated useful lives ranging from 33 years for circulation related assets, up to 10 years for noncompetition agreements depending upon the specifics of the agreement, and 40 years for advertiser lists and goodwill.

The Company assesses the recoverability of its long-lived assets, such as property, plant and equipment and intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. Factors leading to impairment include a combination of historical losses, anticipated future losses and inadequate cash flow. The assessment of recoverability is based on management's estimate. If undiscounted future operating cash flows do not exceed the net book value of the long-lived assets, then a permanent impairment has occurred. The Company would record the difference between the net book value of the long-lived asset and the fair value of such asset as a charge against income in the consolidated statement of operations if such a difference arose.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         (I)     FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-LIVED ASSETS

The Company has reviewed the following financial instruments and determined that their fair values approximated their carrying values as of December 31, 2000: cash equivalents; borrowings under line of credit; accounts receivable; accounts payable and accrued expenses; Senior subordinated notes; and long-term liabilities.

         (J)     CASH EQUIVALENTS

Cash equivalents represent highly liquid certificates of deposit with a maximum term at origination of three months or less.

         (K)     RECLASSIFICATIONS

Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the 2000 presentation.


(2) ACQUISITIONS AND DISPOSITIONS

During January 1998, the Company acquired substantially all of the assets of 166 newspapers from Hollinger for $322,378. The Company also acquired 91 other newspapers during 1998 for an aggregate purchase price of approximately $61,787. The excess of the purchase prices over the estimated fair value of the tangible and identifiable intangible assets acquired (goodwill) was $125,496 for the year ended December 31, 1998.

During 1999, the Company acquired (net of exchanges and divestitures) 49 newspapers for an aggregate purchase price of approximately $54,822. The excess of the purchase prices over the estimated fair value of the tangible and identifiable intangible assets acquired (goodwill) was approximately $48,195.

In 2000, the Company acquired 43 publications in 12 transactions for an aggregate cash purchase price of $84,541. The excess of purchase prices over the estimated fair value of tangible and identifiable intangible assets acquired (goodwill) was approximately $39,685.

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

The following unaudited pro forma summary presents the Company's results of operations as if the acquisitions accounted for as purchases had occurred at January 1, 1999. This summary is provided for informational purposes only. It does not necessarily reflect the actual results that would have occurred had the acquisitions been made as of January 1, 1999, or results that may occur in the future.

                                                                                            1999               2000
                                                                                            ----               ----
                                                                                         (Unaudited)        (Unaudited)
Revenues............................................................................      $  207,390         $ 209,374
Net income (loss) before net gains on exchange and disposition of properties and
     extraordinary gain on insurance proceeds.......................................            (120)           (5,172)
Net income (loss)...................................................................           6,562            (5,172)

(3) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                             DECEMBER 31,
                                                             ------------
                                                          1999           2000
                                                          ----           ----

Land .............................................     $   6,891      $   8,112
Buildings and improvements .......................        16,840         26,410
Machinery and equipment ..........................        17,646         26,992
Furniture and fixtures ...........................         1,832          2,932
                                                       ---------      ---------
                                                          43,209         64,446
Less accumulated depreciation and amortization ...        (3,853)        (8,629)
                                                       ---------      ---------
                                                       $  39,356      $  55,817
                                                       =========      =========

(4) INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                                             DECEMBER 31,
                                                             ------------
                                                         1999            2000
                                                         ----            ----
Non-compete agreements ...........................     $  16,902      $  17,351
Subscriber lists .................................        46,058         53,348
Advertiser lists .................................       173,691        202,606
Archives .........................................        15,492         19,149
Goodwill .........................................       172,456        212,103
                                                       ---------      ---------
                                                         424,599        504,557
Less accumulated amortization ....................       (21,851)       (36,953)
                                                       ---------      ---------
                                                       $ 402,748      $ 467,604
                                                       =========      =========

(5) ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                                              DECEMBER 31,
                                                         1999           2000
                                                         ----           ----
Accrued payroll ..................................     $   1,182      $   1,500
Accrued vacation .................................           476            646
Accrued bonus ....................................         1,958          1,509
Accrued interest .................................         7,654         10,160
Accrued other ....................................         3,175          2,490
                                                       ---------      ---------
                                                       $  14,445      $  16,305
                                                       =========      =========

(6) SENIOR SUBORDINATED NOTES

Senior subordinated notes at December 31, 2000 consist of the following:

                                                                                            1999           2000
                                                                                            ----           ----
Liberty Group Operating, Inc.
9.375% Senior Subordinated Notes
Due February 1, 2008............................................................       $    180,000    $    180,000

Less current installments.......................................................                  -               -
                                                                                      -------------    ------------

Total Senior Subordinated Notes, excluding current installments.................      $     180,000    $    180,000
                                                                                      =============    ============

The acquisition of 166 newspapers from Hollinger in January 1998, was financed in part by: (i) $180,000 from the issuance and sale by the Operating Company of $180,000 aggregate principal amount of 9.375% Senior Subordinated Notes (the "Notes") due February 1, 2008 and (ii) $50,500 from the issuance and sale by LGP of $89,000 aggregate principal amount of 11.625% Senior Discount Debentures (the "Debentures") due February 1, 2009.

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


(7) REVOLVING CREDIT FACILITY AND TERM LOAN B

On April 18, 2000, the Company entered into an agreement to amend and restate its $175,000 credit facility. The amendment and restatement extended the maturity date of the revolving credit facility ("Amended Revolving Credit Facility") from January 2003 to March 2005, and included the issuance of a $100,000 Term Loan B. The Amended Revolving Credit Facility is secured by substantially all of the tangible and intangible assets of the Company. The Term Loan B matures in March 2007, and requires annual principal payments of $500 in 2000, $1,000 from 2001 through 2004, $36,125 in 2005, $47,500 in 2006, and
$11,875 in 2007. The Term Loan B and the Amended Revolving Credit Facility bear interest at the Company's option equal to the Base Rate (as defined in the Amended Revolving Credit Facility) or the Eurodollar Rate (as defined in the Amended Revolving Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Revolving Credit Facility. Total year 2000 interest expense for the Term B and the Revolving Credit Facility was $13,300. There is an individual margin applicable to each of the Term Loan B and the Amended Revolving Credit Facility. The Company pays a fee on the aggregate amount of outstanding letters of credit. The Company also pays a fee on the unused portion of the Amended Revolving Credit Facility. No principal payments are due on the Amended Revolving Credit Facility until the maturity date. At December 31, 2000, the Company had utilized $49,400 of the Amended Revolving Credit Facility and $99,500 of the Term Loan B. The average interest rate on borrowings under revolving credit facilities for 2000 was 9.76%.

(8) LONG-TERM LIABILITIES

Long-term liabilities principally represents amounts due under non-interest-bearing non-compete agreements, deferred acquisition consideration, and capital leases through 2008.

         The aggregate amount of principal payments at December 31, 2000 are as follows:

                           2001................................         1,181
                           2002................................           581
                           2003................................           572
                           2004................................           322
                           2005................................           318
                           Thereafter..........................           545
                                                                   ----------
                                                                   $    3,519
                                                                   ==========

(9) COMMON STOCK

On the date of the Initial Acquisition, the Company issued 100 shares of Common Stock, par value $0.01 per share, to LGP. No other common shares were issued in 1998, 1999, or 2000.

(10) INCOME TAXES

Income tax expense for the periods shown below consisted of:

                                                               CURRENT      DEFERRED      TOTAL
                                                               -------      --------      -----
Year ended December 31, 1998:
  U.S. Federal.............................................    $      -     $      -    $       -
  State and local..........................................           -            -            -
                                                               --------     --------    ---------
                                                                      -            -            -
                                                               --------     --------    ---------
Year ended December 31, 1999:
  U.S. Federal.............................................           -        2,089        2,089
  State and local..........................................         295          368          663
                                                               --------     --------    ---------
                                                                    295        2,457        2,752
                                                               --------     --------    ---------
Year ended December 31, 2000:
  U.S. Federal.............................................    $      -     $      -    $       -
  State and local..........................................         491            -          491
                                                               --------     --------    ---------
                                                               $    491     $      -    $     491
                                                               ========     ========    =========

In 1998, 1999, and 2000, income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income (loss) before income tax expense as a result of the following:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                     1998       1999          2000
                                                   -------     -------       -------
Computed "expected" tax expense (benefit) ......   $  (328)     $ 2,139       $(1,647)
Increase in income taxes resulting from:
   Amortization of nondeductible goodwill               89          233           394
   State and local income taxes ................        --          438           324
   Nondeductible meals and entertainment                12           40           110
   Nondeductible expenses ......................        --            3             4
   Other .......................................        --          125            --
   Change in Federal valuation allowance .......       227         (226)        1,306
                                                   -------      -------       -------
                                                   $    --      $ 2,752       $   491
                                                   =======      =======       =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at 1999 and 2000 are presented below:

                                                                                         1999         2000
                                                                                         ----         ----
Deferred tax assets:
   Accounts receivable, principally due to allowance for doubtful accounts .......     $    456     $    622
   Accrued expenses ..............................................................        2,579        1,207
   Net operating losses ..........................................................        4,016       12,323
                                                                                       --------     --------
Gross deferred tax assets ........................................................        7,051       14,152
less: valuation allowance ........................................................           --       (1,536)
                                                                                       --------     --------
Net deferred tax assets ..........................................................        7,051       12,616
                                                                                       --------     --------
Deferred tax liabilities:
Long-lived assets, principally due to differences in depreciation and amortization        6,534        8,789
Intangible assets, principally due to differences in amortization ................       20,005       29,311
                                                                                       --------     --------
                                                                                         26,539       38,100
                                                                                       --------     --------
   Net deferred tax liability ....................................................     $ 19,488     $ 25,484
                                                                                       ========     ========

At December 31, 2000, the Company maintains net operating loss carry-forwards for Federal and state income tax purposes of $34,579, which are available to offset future taxable income, if any. These federal and state net operating loss carryforwards begin to expire in 2018 and 2003, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the lack of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes that a portion of the recorded deferred tax assets will not be recoverable. Accordingly, the Company has recorded a valuation allowance against certain Federal and state deferred tax assets as of December 31, 2000 in the amount of $1,536.

The Company acquired deferred tax liabilities of $8,455, $8,575 and $5,996 in 1998, 1999, and 2000, respectively, through corporate acquisitions.

(11) EMPLOYEE BENEFIT PLANS

The Parent maintains certain benefit plans for its employees of the Company.

The Parent maintains a defined contribution plan conforming to IRS rules for 401(k) plans, for all of its employees satisfying minimum service requirements as set forth under the plan. The plan allows for a discretionary matching contribution. The Company recorded $0, $129, and $271 in expenses related to the plan in 1998, 1999 and 2000, respectively.

The Parent maintains three non-qualified deferred compensation plans, as described below, for certain employees.

The Parent maintains the Publishers' Deferred Compensation Plan ("Publisher's Plan"), a non-qualified deferred compensation plan for the benefit of certain designated publishers of the Company's newspapers. Under the Publishers' Plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula which is based upon the gross operating profits of each such publisher's newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the Publishers' Plan in the event that the publisher's employment with the Company is terminated for "cause" as defined in the Publishers' Plan. Amounts credited to a participating publisher's bookkeeping account are distributable upon termination of the publisher's employment with the Company, and will be made in a lump sum or installments as elected by the publisher. The Company recorded $111, $133 and $160 of compensation expense related to the plan in 1998, 1999 and 2000, respectively.

The Parent maintains a non-qualified deferred compensation plan for the benefit of certain key executives of the Company ("Executive Benefit Plan"). Under the Executive Benefit Plan, the Company credits an amount, determined by the Company's sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the Executive Benefit Plan in the event that the key employee's employment with the Company is terminated for "cause" as defined in the Executive Benefit Plan. Amounts credited to a participating key employee's bookkeeping account are distributable upon termination of the key employee's employment with the Company, and will be made in a lump sum or installments as elected by the key employee. The Company recorded $35, $65 and $66 of compensation expense related to the plan in 1998, 1999 and 2000, respectively.

The Parent also maintains a non-qualified executive deferral plan for the benefit of certain key employees of the Company ("Executive Deferral Plan"). Under the Executive Deferral Plan, eligible key employees may elect to defer a portion of their compensation for payment at a later date. Currently, the Executive Deferral Plan allows a participating key employee to defer up to 100% of his or her annual compensation until termination of employment or such earlier period as elected by the participating key employee. Amounts deferred are credited to a bookkeeping account established by the Company for this purpose. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. Amounts deferred under the Executive Deferral Plan are fully vested and nonforfeitable. The amounts in the bookkeeping account are payable to the key employee at the time and in the manner elected by the key employee.

(12) RELATED PARTY TRANSACTIONS

EXECUTIVE STOCK INVESTMENTS

During 1998, the majority common stockholder of LGP transferred 64,000 common shares of LGP to the Chief Executive Officer upon the commencement of his employment.

Upon the commencement of his employment in January 1998 the Parent loaned the Chief Executive Officer $250 pursuant to an Unsecured Promissory Note. The Loan will be forgiven on a pro rata Daily Basis from January 28, 1998 to January 28, 2001. The Loan will be forgiven in its entirety if the Chief Executive Officer is terminated by the Parent without cause or if the Chief Executive Officer terminates his employment for good reason (as defined in the agreement) death, disability, or upon the consummation of an initial public offering of securities of LGP.

In addition, certain other executives were given the opportunity to purchase common stock in the Parent. Under the plan, each executive paid cash for 50% of their stock investment and executed a five year note for the remaining 50%. The Board of Directors approved the forgiveness of these loans including accrued interest, in 3 equal installments in January 1999, 2000, and 2001. The Parent has the right to repurchase the common stock at the original cost if the executive terminates his employment or is terminated for cause.

On August 11, 2000, the Company, Kenneth L. Serota (the "Executive"), LGP, Green Equity Investors II, L.P. ("Green II") and Green Equity Investors III, L.P. ("Green III") entered into that certain Amendment to Employment Agreement, dated as of such date (the "Employment Agreement Amendment"), pursuant to which that certain Employment Agreement, dated as of November 21, 1997, between the Company, the Executive and LGP was amended. Under and pursuant to the Employment Agreement Amendment, the Parent issued and sold to the Executive 4,372 shares of Common Stock of the Parent and 184.42 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock of the Parent for an aggregate purchase price of $250. In addition, the Parent issued and sold to the Executive 23,174 shares of Common Stock of the Parent for a purchase price per share of $15.00 for an aggregate purchase price of $348.

On December 15, 2000, the Parent issued and sold to management 28,626 shares of common stock of the Parent for an aggregate purchase price of $429. The purchase price was paid through the issuance of notes.

MANAGEMENT FEES

The Company paid $1,000 and $1,320 in management fees in 1999 and 2000, respectively and $375 and $356, in 1999 and 2000, respectively, in acquisition finders fees to the Parent's majority common stockholder and is obligated to pay acquisition finders fees of $850 at December 31, 2000. Additionally, the Company paid $1,950 in capital raising costs to the Parent's majority stockholder.

The Parent is dependent upon the cashflows of the Company to find the repayment of its borrowings and the redemption requirements under its' respective preferred stock agreements.

(13) EXTRAORDINARY ITEM

During 1999, the Company's facility in Augusta, Kansas was damaged by a severe flood. The cost of the machinery and equipment and furniture and fixtures destroyed was $235, net of accumulated depreciation of $18. The Company received insurance proceeds sufficient to replace these assets in the amount of $702, and reported the resulting gain of $485 as an extraordinary item.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULE II


The Board of Directors
Liberty Group Operating, Inc.:

Under date of March 15, 2001, we reported on the consolidated balance sheets of Liberty Group Operating, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             /s/ KPMG LLP

Chicago, Illinois
March 15, 2001


                                      S-1

                                   SCHEDULE II

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


               ALLOWANCE FOR
                 DOUBTFUL                            BEGINNING     BAD DEBT                      ENDING
                 ACCOUNTS                             BALANCE       EXPENSE    WRITE-OFFS        BALANCE
                 --------                             -------       -------    ----------        -------
Year ended December 31, 1998.....................     $  1,014      $   694      $  (526)       $   1,182
Year ended December 31, 1999.....................     $  1,182      $   912      $  (953)       $   1,141
Year ended December 31, 2000.....................     $  1,141      $ 1,771      $(1,389)       $   1,523


See accompanying Independent Auditors' Report on Schedule II.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2001                  LIBERTY GROUP OPERATING, INC. (Registrant)

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

Dated: April 2, 2001                  /s/ KENNETH L. SEROTA
                                      Kenneth L. Serota,
                                      President and
                                      Chief Executive Officer
                                      and Director

Dated: April 2, 2001                  /s/ KEVIN O'SHEA
                                      Kevin O'Shea,
                                      Executive Vice President,
                                      Chief Financial Officer,
                                      Secretary and Director

Dated: April 2, 2001                  /s/ LEONARD GREEN
                                      Leonard Green, Director

Dated: April 2, 2001                  /s/ PETER NOLAN
                                      Peter Nolan, Director

Dated: April 2, 2001                  /s/ GREG ANNICK
                                      Greg Annick, Director

Dated: April 2, 2001                  /s/ JOHN DANHAKL
                                      John Danhakl, Director

Dated: April 2, 2001                  /s/ SCOTT T. CHAMPION
                                      Scott T. Champion, Director

                                     INDEX TO EXHIBITS

Exhibit
No.                                            Items
---                                            -----
2.1       Asset Purchase Agreement dated as of November 21, 1997, among Liberty Group          Incorporated by reference to Exhibit
          Publishing, Inc., Green Equity Investors II, L.P. (as guarantor), Liberty Group      2.1 included on the Company's
          Operating , Inc., Hollinger International Inc., APAC-90 Inc., American               Registration Statement on Form S-4
          Publishing, and APAC-95, Inc.                                                        (Registration No. 333-46957) (the
                                                                                               "Company's S-4").

2.2       Asset Purchase Agreement dated as of November 21, 1997, among Liberty Group          Incorporated by reference to Exhibit
          Publishing, Inc., Green Equity Investors II, L.P. (as guarantor), Liberty Group      2.2 included on the Company's S-4.
          Operating, Inc., Hollinger International Inc., American Publishing Company of
          Illinois, APAC-90 Inc., and APAC-95, Inc.

2.3       Exchange Agreement dated as of November 21, 1997, between American Publishing        Incorporated by reference to Exhibit
          Company of Illinois and Chicago Deferred Exchange Corporation.                       2.3 included on the Company's S-4.

2.4       Qualified Exchange Trust Agreement, dated as of November 21, 1997 among the          Incorporated by reference to Exhibit
          Chicago Trust Company, as Trustee under Trust No. 38347501, Chicago Deferred         2.4 included on the Company's S-4.
          Exchange Corporation, and American Publishing Company of Illinois.

2.5       Amendment to Asset Purchase Agreement dated as of January 14, 1998, among            Incorporated by reference to Exhibit
          Liberty Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),      2.5 included on the Company's S-4.
          Liberty Group Operating, Inc., Hollinger International Inc., APAL-90 Inc.,
          American Publishing (1991) Inc. and APAC-95 Inc.

2.6       Amendment to Asset Purchase Agreement, dated as of January 14, 1998, among           Incorporated by reference to Exhibit
          Liberty Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),      2.6 included on the Company's S-4.
          Liberty Group Operating, Inc., Hollinger International Inc., American Publishing
          Company of Illinois, APAC-90 Inc., American Publishing (1991) Inc. and APAC-95
          Inc.

2.7       Amendment to Exchange Agreement, dated as of January 14, 1998, between American      Incorporated by reference to Exhibit
          Publishing Company of Illinois and Chicago Deferred Exchange Corporation.            2.7 included on the Company's S-4.

2.8       Amendment to Qualified Exchange Trust Agreement, dated as of January 14, 1998,       Incorporated by reference to Exhibit
          among The Chicago Trust Company, as Trustee under No. 38347501, Chicago.             2.8 included on the Company's S-4.

2.9       Agreement dated as of January 15, 1998, among Liberty Group Publishing, Inc.,        Incorporated by reference to Exhibit
          Green Equity Investors II, L.P. (as guarantor), Liberty Group Operating, Inc.,       2.9 included on the Company's S-4.
          Hollinger International, Inc., American Publishing Company of Illinois, APAC-90
          Inc., American Publishing (1991) Inc., and APAC-95 Inc.

2.10      Agreement dated as of January 23, 1998, among American Publishing Company of         Incorporated by reference to Exhibit
          Illinois, Chicago Deferred Exchange Corporation and The Chicago Trust Company.       2.10 included on the Company's S-4.

2.11      Agreement dated as of January 26, 1998, among Liberty Group Publishing, Inc.,        Incorporated by reference to Exhibit
          Green Equity Investors II, L.P. (as guarantor), Liberty Group Operating, Inc.        2.11 included on the Company's S-4.
          Hollinger International, Inc., American Publishing Company of Illinois, APAC-90
          Inc., American Publishing (1991) Inc., and APAC-95 Inc.

3.1       Certificate of Incorporation of Liberty Group Publishing, Inc.                       Incorporated by reference to Exhibit
                                                                                               3.1 included on the Company's Annual
                                                                                               Report on Form 10-K for the year
                                                                                               ending December 31, 1999 (the
                                                                                               "Company's 1999 10-K").


3.2       By-laws of Liberty Group Publishing, Inc.                                            Incorporated by reference to Exhibit
                                                                                               3.2 included on the Company's S-4.
4.1       Indenture dated as of January 27, 1998 among Liberty Group Publishing, Inc. and      Incorporated by reference to Exhibit
          State Street Bank and Trust Company, as Trustee, including form of 11-5/8%           4.1 included on the Company's S-4.
          Senior Discount Debentures due 2009.

4.2       Indenture, dated as of January 27, 1998, among, Liberty Group Publishing, Inc.       Incorporated by reference to Exhibit
          and State Street Bank and Trust Company, as Trustee, including form of 14-3/4%       4.3 included on the Company's S-4.
          Senior Subordinated Debentures due 2010.

*10.1     Employment Agreement dated as of November 27, 1997, between Liberty Group            Incorporated by reference to Exhibit
          Publishing, Inc. and Kenneth L. Serota.                                              10.1 included on the Company's S-4.

*10.2     Amendment to Employment Agreement, dated as of August 11, 2000, between Liberty      Included herewith.
          Group Operating, Inc., Kenneth L. Serota, Liberty Group Publishing, Inc., Green
          Equity Investors II, L.P. and Green Equity Investors III, L.P.

*10.3     Management Stockholders Agreement , dated as of January 27, 1998, among Liberty      Incorporated by reference to Exhibit
          Group Publishing, Inc., Green Equity Investors II, L.P. and Kenneth L. Serota.       10.2 on the Company's S-4.

*10.4     Amended and Restated Management Subscription and Stockholders Agreement, dated       Incorporated by reference to Exhibit
          as of February 1, 2000, by and between Liberty Group Publishing, Inc., Green         10.3 included on the Company's 1999
          Equity Investors II, L.P. and Scott T. Champion.                                     10-K.

*10.5     Amended and Restated Management Subscription and Stockholders Agreement, dated       Incorporated by reference to Exhibit
          as of February 1, 2000, by and between Liberty Group Publishing, Inc., Green         10.4 included on the Company's 1999
          Equity Investors II, L.P. and Kevin O'Shea.                                          10-K.

*10.6     Amended and Restated Management Subscription and Stockholders Agreement, dated       Incorporated by reference to Exhibit
          as of February 1, 2000, by and between Liberty Group Publishing, Inc., Green         10.5 included on the Company's 1999
          Equity Investors II, L.P. and Gene A. Hall.                                          10-K.

*10.7     Master Amendment, dated as of April 18, 2000, between Green Equity Investors II,     Included herewith.
          L.P., Green Equity Investors III, L.P., Liberty Group Publishing, Inc. and
          persons listed on Schedule 1 attached thereto.

*10.8     Management Stock Purchase Agreement, dated as of December 15, 2000, between          Included herewith.
          Liberty Group Publishing, Inc., Green Equity Investors II, L.P., Green Equity
          Investors III, L.P. and Kevin O'Shea.

*10.9     Management Stock Purchase Agreement, dated as of December 15, 2000, between          Included herewith.
          Liberty Group Publishing, Inc., Green Equity Investors II, L.P., Green Equity
          Investors III, L.P. and Scott T. Champion.

*10.10    Management Stock Purchase Agreement, dated as of December 15, 2000, between          Included herewith.
          Liberty Group Publishing, Inc., Green Equity Investors II, L.P., Green Equity
          Investors III, L.P. and Gene A. Hall.

10.11     Non-Competition Agreement dated as of January 27, 1998 between Liberty Group         Incorporated by reference to Exhibit
          Operating, Inc. and Hollinger International, Inc.                                    10.3 included on the Company's S-4.

10.12     Stock Purchase Agreement, dated as of April 18, 2000, between Liberty Group          Included herewith.
          Publishing, Inc. and Green Equity Investors III, L.P.

10.13     Management Services Agreement, dated as of April 18, 2000, between Liberty Group     Included herewith.
          Operating, Inc. and Leonard Green & Partners, L.P.

10.14     Amended and Restated Credit Agreement dated as of April 18, 2000, among Liberty      Included herewith.
          Group Operating, Inc., Liberty Group Publishing, Inc., Citicorp USA, Inc.
          Citibank N.A. DB Banc Alex Brown, LLC, Wells Fargo Bank, N.A., and Bank of
          America, N.A.


10.15     Pledge Agreement dated as of January 27, 1998 from Liberty Group Publishing,         Incorporated by reference to Exhibit
          Inc., Liberty Group Arizona Holdings, Inc., Liberty Group Arkansas Holdings,         10.6 included on the Company's S-4.
          Inc., Liberty Group California Holdings, Inc., Liberty Group Illinois Holdings,
          Inc., Liberty Group Iowa Holdings, Inc., Liberty Group Kansas Holdings, Inc.,
          Liberty Group Missouri Holdings, Inc., Liberty Group New York Holdings, Inc.,
          Liberty Group Pennsylvania Holdings, Inc., Liberty Group Management Services,
          Inc. to the lenders under the Credit Agreement.

10.16     Pledge Agreement dated as of January 27, 1998 from Liberty Group Operating, Inc.     Incorporated by reference to Exhibit
          to the lenders under the Credit Agreement.                                           10.7 included on the Company's S-4.

10.17     Stock Purchase Agreement, dated as of December 16, 1998, by and between the          Incorporated by reference to Exhibit
          shareholders of Life Printing & Publishing Co., Inc., Jongo Real Estate              2.1 included on the Company's Current
          Partnership and Liberty Group Operating, Inc.                                        Report on Form 8-K (the "Company's
                                                                                               8-K") filed on January 28, 1999.
10.18     Asset Exchange Agreement, dated as of July 1, 1999, among Liberty Group              Incorporated by reference to Exhibit
          Operating, Inc., Liberty Group Pennsylvania Holdings, Inc. and Newspaper             2.1 included on the Company's 8-K
          Holdings, Inc.                                                                       filed on July 16, 1999.

10.19     Asset Exchange Agreement, dated as of August 26, 1999, between Liberty Group         Incorporated by reference to Exhibit
          Publishing, Inc. and Lee Enterprises, Incorporated.                                  2.1 included on the Company's 8-K
                                                                                               filed on October 15, 1999.

10.20     Asset Purchase Agreement, dated as of August 26, 1999, between Liberty Group         Incorporated by reference to Exhibit
          Publishing, Inc., and Lee Enterprises, Incorporated.                                 2.2 included on the Company's 8-K
                                                                                               filed on October 15, 1999.

10.21     Asset Purchase Agreement, dated as of June 29, 2000, by and between Midwest          Incorporated by reference to Exhibit
          Publishing Statutory Trust and Liberty Group Michigan Holdings, Inc.                 2.1 included on the Company's 8-K
                                                                                               filed on July 14, 2000.

10.22     Joinder and Assumption Agreement, dated as of June 30, 2000, by IMG Holdings,        Incorporated by reference to Exhibit
          Inc., Independent Media Holdings, Inc. and Independent Media Group, Inc., and        2.2 included on the Company's 8-K
          acknowledged by Midwest Publishing Statutory Trust and Liberty Group Michigan        filed on July 14, 2000.
          Holdings, Inc.

10.23     Asset Purchase Agreement, dated as of October 31, 2000, by and between               Incorporated by reference to Exhibit
          Mid-Illinois Newspapers, Inc. and Liberty Group Illinois Holdings, Inc.              2.1 included on the Company's 8-K
                                                                                               filed on November 16, 2000.

*10.24    Liberty Group Publishing, Inc.'s Publisher's Deferred Compensation Plan.             Incorporated by reference to Exhibit
                                                                                               10.10 included on the Company's
                                                                                               Annual Report on Form 10-K for the
                                                                                               period ended December 31, 1998 (the
                                                                                               "Company's 1998 10-K").

*10.25    Liberty Group Publishing, Inc.'s Executive Benefit Plan.                             Incorporated by reference to Exhibit
                                                                                               10.11 included on the Company's 1998
                                                                                               10-K.

*10.26    Liberty Group Publishing, Inc.'s Executive Deferral Plan.                            Incorporated by reference to Exhibit
                                                                                               10.12 included on the Company's 1998
                                                                                               10-K.

*10.27    Liberty Group Publishing, Inc.'s 1999 Stock Option Plan.                             Incorporated by reference to Exhibit
                                                                                               10.15 included on the Company's 1999
                                                                                               10-K.

21        Subsidiaries of Liberty Group Publishing, Inc.                                       Included herewith.

-------------------------------------

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

                                LIBERTY GROUP OPERATING, INC.

                                      Index Of Exhibits


Exhibit
No.                                      Item
---                                      ----
2.1          Asset Purchase Agreement dated as of November 21, 1997,                Incorporated by
             among Liberty Group Publishing, Inc., Green Equity Investors           reference to Exhibit
             II, L.P. (as guarantor), Liberty Group Operating , Inc.,               2.1 included on the
             Hollinger International Inc., APAC-90 Inc., American                   Company's Registration
             Publishing, and APAC-95, Inc.                                          Statement on Form S-4
                                                                                    (Registration No.
                                                                                    333-46959) (the
                                                                                    "Company's S-4")

2.2          Asset Purchase Agreement dated as of November 21, 1997,                Incorporated by
             among Liberty Group Publishing, Inc., Green Equity Investors           reference to Exhibit
             II, L.P. (as guarantor), Liberty Group Operating, Inc.,                2.2 included on the
             Hollinger International Inc., American Publishing Company of           Company's S-4.
             Illinois, APAC-90 Inc., and APAC-95, Inc.

2.3          Exchange Agreement dated as of November 21, 1997, between              Incorporated by
             American Publishing Company of Illinois and Chicago Deferred           reference to Exhibit
             Exchange Corporation.                                                  2.3 included on the
                                                                                    Company's S-4.

2.4          Qualified Exchange Trust Agreement, dated as of November 21,           Incorporated by
             1997 among the Chicago Trust Company, as Trustee under Trust           reference to Exhibit
             No. 38347501, Chicago Deferred Exchange Corporation, and               2.4 included on the
             American Publishing Company of Illinois.                               Company's S-4.

2.5          Amendment to Asset Purchase Agreement dated as of January              Incorporated by
             14, 1998, among Liberty Group Publishing, Inc., Green Equity           reference to Exhibit
             Investors II, L.P. (as guarantor), Liberty Group Operating,            2.5 included on the
             Inc., Hollinger International Inc., APAL-90 Inc., American             Company's S-4.
             Publishing (1991) Inc. and APAC-95 Inc.

2.6          Amendment to Asset Purchase Agreement, dated as of January             Incorporated by
             14, 1998, among Liberty Group Publishing, Inc., Green Equity           reference to Exhibit
             Investors II, L.P. (as guarantor), Liberty Group Operating,            2.6 included on the
             Inc., Hollinger International Inc., American Publishing                Company's S-4.
             Company of Illinois, APAC-90 Inc., American Publishing
             (1991) Inc. and APAC-95 Inc.

2.7          Amendment to Exchange Agreement, dated as of January 14,               Incorporated by
             1998, between American Publishing Company of Illinois and              reference to Exhibit
             Chicago Deferred Exchange Corporation.                                 2.2 included on the
                                                                                    Company's S-4.

2.8          Amendment to Qualified Exchange Trust Agreement, dated as of           Incorporated by
             January 14, 1998, among The Chicago Trust Company, as                  reference to Exhibit
             Trustee under No. 38347501, Chicago.                                   2.8 included on the
                                                                                    Company's S-4.

2.9          Agreement dated as of January 15, 1998, among Liberty Group            Incorporated by
             Publishing, Inc., Green Equity Investors II, L.P. (as                  reference to Exhibit
             guarantor), Liberty Group Operating, Inc., Hollinger                   2.9 included on the
             International, Inc., American Publishing Company of                    Company's S-4.
             Illinois, APAC-90 Inc., American Publishing (1991) Inc., and
             APAC-95 Inc.

2.10         Agreement dated as of January 23, 1998, among  American                Incorporated by
             Publishing Company of Illinois, Chicago Deferred Exchange              reference to Exhibit
             Corporation and The Chicago Trust Company.                             2.10 included on the
                                                                                    Company's S-4.

2.11         Agreement dated as of January 26, 1998, among Liberty Group            Incorporated by
             Publishing, Inc., Green Equity Investors II, L.P. (as                  reference to Exhibit
             guarantor), Liberty Group Operating, Inc. Hollinger                    2.11 included on the
             International, Inc., American Publishing Company of                    Company's S-4.
             Illinois, APAC-90 Inc., American Publishing (1991) Inc., and
             APAC-95 Inc.

3.1          Certificate of Incorporation for Liberty Group Operating,              Incorporated by
             Inc.                                                                   reference to Exhibit
                                                                                    3.1 included on the
                                                                                    Company's S-4.

3.2          By-laws of Liberty Group Operating, Inc.                               Incorporated by
                                                                                    reference to Exhibit
                                                                                    3.2 included on the
                                                                                    Company's S-4.

4.1          Indenture dated as of January 27, 1998 among Liberty Group             Incorporated by
             Operating, Inc., the Subsidiary Guarantors named therein and           reference to Exhibit
             State Street Bank and Trust Company, as Trustee, including             4.1 included on the
             form of 9-3/8 % Senior Subordinated Notes due 2008.                    Company's S-4.

*10.1        Employment Agreement dated as of November 27, 1997, between            Incorporated by
             Liberty Group Publishing, Inc. and Kenneth L. Serota.                  reference to Exhibit
                                                                                    10.1 included on the
                                                                                    Company's S-4.

*10.2        Amendment to Employment Agreement, dated as of August 11,              Included herewith.
             2000, between Liberty Group Operating, Inc., Kenneth L.
             Serota, Liberty Group Publishing, Inc., Green Equity
             Investors II, L.P. and Green Equity Investors III, L.P.

*10.3        Management Stockholders Agreement , dated as of January 27,            Incorporated by
             1998, among Liberty Group Publishing, Inc., Green Equity               reference to Exhibit
             Investors II, L.P. and Kenneth L. Serota.                              10.2 included on the
                                                                                    Company's S-4.

*10.4        Amended and Restated Management Subscription and                       Incorporated by
             Stockholders Agreement, dated as of February 1, 2000, by and           reference to Exhibit
             between Liberty Group Publishing, Inc., Green Equity                   10.3 included on the
             Investors II, L.P. and Scott T. Champion.                              Company's 1999 10-K.

*10.5        Amended and Restated Management Subscription and                       Incorporated by
             Stockholders Agreement, dated as of February 1, 2000, by and           reference to Exhibit
             between Liberty Group Publishing, Inc., Green Equity                   10.4 included on the
             Investors II, L.P. and Kevin O'Shea.                                   Company's 1999 10-K.

*10.6        Amended and Restated Management Subscription and                       Incorporated by
             Stockholders Agreement, dated as of February 1, 2000, by and           reference to Exhibit
             between Liberty Group Publishing, Inc., Green Equity                   10.5 included on the
             Investors II, L.P. and Gene A. Hall.                                   Company's 1999 10-K.

*10.7        Master Amendment, dated as of April 18, 2000, between Green            Included herewith.
             Equity Investors II, L.P., Green Equity Investors III, L.P.,
             Liberty Group Publishing, Inc. and persons listed on
             Schedule 1 attached thereto.

*10.8        Management Stock Purchase Agreement, dated as of December              Included herewith.
             15, 2000, between Liberty Group Publishing, Inc., Green
             Equity Investors II, L.P., Green Equity Investors III, L.P.
             and Kevin O'Shea.

*10.9        Management Stock Purchase Agreement, dated as of December              Included herewith.
             15, 2000, between Liberty Group Publishing, Inc., Green
             Equity Investors II, L.P., Green Equity Investors III, L.P.
             and Scott T. Champion.

*10.10       Management Stock Purchase Agreement, dated as of December              Included herewith.
             15, 2000, between Liberty Group Publishing, Inc., Green
             Equity Investors II, L.P., Green Equity Investors III, L.P.
             and Gene A. Hall.

10.11        Non-Competition Agreement dated as of January 27, 1998                 Incorporated by
             between Liberty Group Operating, Inc. and Hollinger                    reference to Exhibit
             International, Inc.                                                    10.3 included on the
                                                                                    Company's S-4.

10.12        Stock Purchase Agreement, dated as of April 18, 2000,                  Included herewith.
             between Liberty Group Publishing, Inc. and Green Equity
             Investors III, L.P.

10.13        Management Services Agreement, dated as of April 18, 2000,             Included herewith.
             between Liberty Group Operating, Inc. and Leonard Green &
             Partners, L.P.

10.14        Amended and Restated Credit Agreement dated as of April 18,            Included herewith.
             2000, among Liberty Group Operating, Inc., Liberty Group
             Publishing, Inc., Citicorp USA, Inc. Citibank N.A. DB Banc
             Alex Brown, LLC, Wells Fargo Bank, N.A., and Bank of
             America, N.A.

10.15        Pledge Agreement dated as of January 27, 1998 from Liberty             Incorporated by
             Group Publishing, Inc., Liberty Group Arizona Holdings,                reference to Exhibit
             Inc., Liberty Group Arkansas Holdings, Inc., Liberty Group             10.6 included on the
             California Holdings, Inc., Liberty Group Illinois Holdings,            Company's S-4.
             Inc., Liberty Group Iowa Holdings, Inc., Liberty Group
             Kansas Holdings, Inc., Liberty Group Missouri Holdings,
             Inc., Liberty Group New York Holdings, Inc., Liberty Group
             Pennsylvania Holdings, Inc., Liberty Group Management
             Services, Inc. to the lenders under the Credit Agreement.


10.16        Pledge Agreement dated as of January 27, 1998 from Liberty             Incorporated by
             Group Operating, Inc. to the lenders under the Credit                  reference to Exhibit
             Agreement.                                                             10.7 included on the
                                                                                    Company's S-4.


10.17        Stock Purchase Agreement, dated as of December 16, 1998, by            Incorporated by
             and between the shareholders of Life Printing & Publishing             reference to Exhibit
             Co., Inc., Jongo Real Estate Partnership and Liberty Group             2.1 included on the
             Operating, Inc.                                                        Company's Current
                                                                                    Report on Form 8-K
                                                                                    (the "Company's 8-K")
                                                                                    filed

                                                                                    on January 28, 1999.

10.18        Asset Exchange Agreement, dated as of July 1, 1999, among              Incorporated by
             Liberty Group Operating, Inc., Liberty Group Pennsylvania              reference to Exhibit
             Holdings, Inc. and Newspaper Holdings, Inc.                            2.1 included on the
                                                                                    Company's 8-K filed
                                                                                    on July 16, 1999.

10.19        Asset Exchange Agreement, dated as of August 26, 1999,                 Incorporated by
             between Liberty Group Publishing, Inc. and Lee Enterprises,            reference to Exhibit
             Incorporated.                                                          2.1 included on the
                                                                                    Company's 8-K filed
                                                                                    on October 15, 1999.

10.20        Asset Purchase Agreement, dated as of August 26, 1999,                 Incorporated by
             between Liberty Group Publishing, Inc. and Lee Enterprises,            reference to Exhibit
             Incorporated.                                                          2.2 included on the
                                                                                    Company's 8-K filed
                                                                                    on October 15, 1999.

10.21        Stock Purchase Agreement, dated as of January 3, 2000, by              Incorporated by
             and between the shareholders of Elko Daily Free Press,                 reference to Exhibit
             Inc., Free Press Properties, LLC and Liberty Group Nevada              2.1 included on the
             Holdings, Inc.                                                         Company's 8-K filed on
                                                                                    January 18, 2000.

10.22        Purchase Agreement, dated as of May 1, 2000, by and between            Incorporated by
             the shareholders of Downers Grove Reporter, Inc., Downers              reference to Exhibit
             Grove Reporter and Liberty Group Suburban Newspapers, Inc.             2.1 included on the
                                                                                    Company's 8-K filed
                                                                                    on May 16, 2000.

10.23        Purchase Agreement, dated as of May 1, 2000, by and between            Incorporated by
             McDonough County Shopper, Inc., Fulton County Shopper,                 reference to Exhibit
             Inc., James M. Helenthal and Liberty Group Illinois                    2.2 included on the
             Holdings, Inc.                                                         Company's 8-K filed on
                                                                                    May 16, 2000.

10.24        Asset Purchase Agreement, dated as of June 29, 2000, by and            Incorporated by
             between Midwest Publishing Statutory Trust and Liberty                 reference to Exhibit
             Group Michigan Holdings, Inc.                                          2.1 included on the
                                                                                    Company's 8-K filed
                                                                                    on July 14, 2000.

10.25        Joinder and Assumption Agreement, dated as of June 30,                 Incorporated by
             2000, by IMG Holdings, Inc., Independent Media Holdings,               reference to Exhibit
             Inc. and Independent Media Group, Inc. and acknowledged by             2.2 included on the
             Midwest Publishing Statutory Trust and Liberty Group                   Company's 8-K filed on
             Michigan Holdings, Inc.                                                July 14, 2000.

*10.26       Liberty Group Publishing, Inc.'s Publisher's Deferred                  Incorporated by reference
             Compensation Plan.                                                     to Exhibit 10.10 included
                                                                                    on the Company's Annual
                                                                                    Report on Form 10-K for
                                                                                    the period ending December 31,
                                                                                    1998 (the "Company's 1998
                                                                                    10-K").

*10.27       Liberty Group Publishing, Inc.'s Executive Benefit Plan.               Incorporated by
                                                                                    reference to Exhibit
                                                                                    10.11 included on the
                                                                                    Company's 1998 10-K.

*10.28       Liberty Group Publishing, Inc.'s Executive Deferral Plan.              Incorporated by
                                                                                    reference to Exhibit
                                                                                    10.12 included on the
                                                                                    Company's 1998 10-K.

*10.29       Liberty Group Publishing, Inc. 1999 Stock Option Plan.                 Incorporated by
                                                                                    reference to Exhibit
                                                                                    10.15 included on the
                                                                                    Company's 1998 10-K.

   21        List of Subsidiaries of Liberty Group Operating, Inc.                  Included herewith.




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