Form 10-Q
period 2001-03-31
LIBERTY GROUP OPERATING INC
filed 2001-05-15
CIK 1056465

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarter ended               Commission file number
                    March 31, 2001                        333-46959

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

                                                                                                                           PAGE
     Part I --FINANCIAL INFORMATION

     Item 1     Unaudited Interim Consolidated Financial Statements

                Unaudited Consolidated Balance Sheets at March 31, 2001 and
                December 31,2000........................................................................................     1

                Unaudited Consolidated Statements of Operations for the Three Months
                Ended March 31, 2001 and March 31, 2000.................................................................     2

                Unaudited Consolidated Statements of Cash Flows for the Three Months
                Ended March 31, 2001 and March 31, 2000.................................................................     3

                Notes to the Unaudited Interim Consolidated Financial Statements........................................     4

     Item 2     Management's Discussion and Analysis of Financial Condition and
                Results of Operations...................................................................................     5

     Item 3     Quantitative and Qualitative Disclosures About Market Risk..............................................     7

     Part II--OTHER INFORMATION

     Item 4     Changes in Securities and Use of Proceeds...............................................................     8

     Item 5     Submission of Matters to a Vote of Security Holders.....................................................     8

     Item 6     Exhibits and Reports on Form 8-K........................................................................     8

     Signature Page.....................................................................................................     9

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                          MARCH 31,    DECEMBER 31,
                                                                                                             2001          2000
                                                                                                          ----------     ---------
                                                 ASSETS
Current assets:
     Cash and cash equivalents...................................................................         $   1,479     $   1,036
     Accounts receivable, net of allowance
     for doubtful accounts of $1,575 and $1,523
     in 2001 and 2000, respectively..............................................................            20,895        22,605
     Inventory...................................................................................             3,635         3,042
     Prepaid expenses............................................................................             2,617         1,169
     Other current assets........................................................................               237           144
                                                                                                          ---------     ---------
     Total current assets........................................................................            28,863        27,996

     Property, plant and equipment, net..........................................................            55,215        55,817
     Intangible assets, net......................................................................           464,229       467,604
     Deferred financing costs, net...............................................................             7,172         7,483
     Other assets................................................................................               402           402
                                                                                                          ---------     ---------
     Total assets................................................................................         $ 555,881     $ 559,302
                                                                                                          =========     =========

                         LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
     Current portion of Term Loan B..............................................................         $   1,000     $   1,000
     Current portion of long-term liabilities....................................................             1,178         1,181
     Accounts payable............................................................................             2,392         2,253
     Accrued expenses............................................................................            12,531        16,305
     Deferred revenue............................................................................             9,459         9,117
                                                                                                          ---------     ---------
Total current liabilities........................................................................            26,560        29,856

Long-term liabilities:
     Senior subordinated notes...................................................................           180,000       180,000
     Term Loan B, less current portion...........................................................            98,000        98,500
     Borrowings under revolving credit facility..................................................            54,820        49,400
     Long-term liabilities, less current portion.................................................             2,322         2,338
     Deferred income taxes.......................................................................            25,484        25,484
                                                                                                          ---------     ---------
Total liabilities................................................................................           387,186       385,578

      Stockholder's equity (deficit):
      Additional paid in capital.................................................................           176,762       176,736
      Stockholder's accumulated deficit..........................................................            (8,067)       (3,012)
                                                                                                          ---------     ----------
     Total stockholder's equity (deficit)........................................................           168,695       173,724
                                                                                                          ---------     ---------
Total liabilities and stockholder's equity (deficit).............................................         $ 555,881     $ 559,302
                                                                                                          =========     =========




 See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                                         2001            2000
                                                                                                     -----------      -----------
Revenues:
     Advertising......................................................................                $ 35,633         $ 32,386
     Circulation......................................................................                   8,707            7,374
     Job printing and other...........................................................                   3,685            2,537
                                                                                                      --------         --------
Total revenues........................................................................                  48,025           42,297
Operating Costs And Expenses:
     Operating costs..................................................................                  22,814           18,176
     Selling, general and administrative..............................................                  16,507           14,604
     Depreciation and amortization....................................................                   5,395            4,537
                                                                                                      --------         --------
Income from operations................................................................                   3,309            4,980

Interest expense......................................................................                   7,964            6,939
Amortization of debt issue costs......................................................                     319              296
                                                                                                      --------         --------
Loss before income taxes..............................................................                  (4,974)          (2,255)


Income taxes..........................................................................                      81               96
                                                                                                      --------         --------
Net loss..............................................................................                  (5,055)          (2,351)
                                                                                                      ========         ========




 See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                                     ----------------------------
                                                                                                        2001              2000
                                                                                                     -----------      -----------
      Cash flows from operating activities:
           Net loss...................................................................              $ (5,055)           $(2,351)
      Adjustments to reconcile net
           earnings to net cash provided
           by operating activities:
               Depreciation and amortization..........................................                 5,395              4,537
               Amortization of debt issue costs.......................................                   319                296
               Non-cash compensation..................................................                    25                101
           Changes in assets and liabilities, net of acquisitions:
               Working capital-net....................................................                (3,736)            (1,582)
                                                                                                    ---------           -------
      Net cash flows provided by (used in)
           operating activities:......................................................                (3,052)             1,001
                                                                                                    ---------           -------
      Cash flows from investing activities:
           Purchases of property, plant
               and equipment..........................................................                  (774)            (4,757)
           Acquisitions, net of cash acquired.........................................                  (551)           (16,851)
                                                                                                    --------            -------

      Net cash flows used in investing
           activities.................................................................                (1,325)           (21,608)
                                                                                                    --------            -------
      Cash flows from financing activities:
           Net borrowings under revolving
               credit facility........................................................                 5,420             21,150
           Payments on long term liabilities..........................................                  (600)               (84)
                                                                                                    --------            -------
      Net cash provided by financing
           activities.................................................................                 4,820             21,066
                                                                                                    --------            ------
      Net increase in cash and cash
           equivalents................................................................                   443                459
      Cash and cash equivalents, at
          beginning of period.........................................................                 1,036              1,860
                                                                                                    --------            -------
      Cash and cash equivalents, at
           end of period..............................................................              $  1,479             $2,319
                                                                                                    ========            =======




 See accompanying notes to unaudited interim consolidated financial statements.

                          LIBERTY GROUP OPERATING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(1) THE COMPANY, BASIS OF PRESENTATION AND ACQUISITION

Liberty Group Operating, Inc. ("Company" or "Operating Company") is a leading publisher of community newspapers and related publications that are the dominant source of news, print advertising, and other local content in their communities. Operating is a wholly-owned subsidiary of Liberty Group Publishing, Inc. ("LGP"). The unaudited interim consolidated financial statements include the accounts of the Company and its consolidated subsidiaries (the "Company").

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. The accompanying unaudited interim consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 should be read in conjunction with the December 31, 2000 audited consolidated financial statements of the Company included in the Company's Form 10-K filed with the Securities and Exchange Commission.

(2) RECLASSIFICATIONS

Certain amounts in prior year's financial statements have been reclassified to conform to the 2001 presentation.

(3) SUBSEQUENT EVENT

On May 10, 2001, the Company entered into the First Amendment to its Amended Revolving Credit Facility, (the "Amendment"). The Amendment decreased the aggregate commitment available under the Amended Revolving Credit Facility from $175.0 million to $135.0 million and amended the Cash Coverage Ratio and Senior Leverage Ratio, as defined within the Amendment. See Exhibit 1 for the text of the Amendment.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the historical financial statements of the Company, including the notes thereto which has been summarized in the Company's Annual Report on Form 10-K, SEC file number 333-46959 (the "Annual Report"). The discussion and analysis below includes certain forward-looking statements (as such terms are defined in Section 21E of the Securities Exchange Act of 1934) pertaining to, among other things, competition in the Company's markets, availability of adequate acquisition opportunities, price and availability of newsprint, significant use of leverage, general economic conditions, and environmental matters. These statements are based on the beliefs, assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects in 2001, and beyond could differ materially from those expressed in, or implied by, such forward-looking statements. See "Disclosure Regarding Forward-Looking Statements" in the Annual Report for a discussion of factors that could cause or contribute to such material differences.

OVERVIEW

    Liberty Group Operating, Inc. ("Company") is a leading publisher of community newspapers and related publications that are the dominant source of news, print advertising, and other local content in their communities. Operating is a wholly-owned subsidiary of Liberty Group Publishing, Inc. ("LGP"). The unaudited interim consolidated financial statements include the accounts of the Company and its consolidated subsidiaries.

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

    The Company began operations on January 27, 1998, upon the acquisition of virtually all of the assets and certain liabilities that were used primarily in the business of publishing, marketing and distributing a total of 166 community newspapers and related publications ("Initial Acquisition"). The effective date of the Initial Acquisition was January 1, 1998. Since that time, the Company has purchased an additional 184 publications, for a total of 350 publications in 16 states across the United States.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

    Total Revenues. Total revenues for the quarter ended March 31, 2001 increased by $5.7 million, or 13.5%, to $48.0 million from $42.3 million for the quarter ended March 31, 2000. The increase in total revenues was primarily due to acquisitions and was comprised of a $3.2 million increase in advertising revenue, a $1.3 million increase in circulation revenue, and a $1.2 million increase in job printing and other revenue.

    Operating Costs. Operating costs for the quarter ended March 31, 2001 were $22.8 million, an increase of $4.6 million over the quarter ended March 31, 2000. This increase was primarily due to acquisitions and increases in newsprint, labor, and delivery costs. As a percentage of revenue, operating costs increased from 43.0% to 47.5%, primarily due to lower sales growth than the related increase in operating costs and also the operating cost structure of properties acquired in the last twelve months.

    Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended March 31, 2001 increased by $1.9 million, to $16.5 million from $14.6 million for the quarter ended March 31, 2000. The increase in selling, general and administrative expenses during the quarter ended March 31, 2001 was primarily due to fiscal 2000 acquisitions. As a percentage of revenue, selling, general and administrative expenses decreased slightly from 34.5% to 34.4%, primarily due to cost reductions resulting from the elimination of redundant selling, general and administrative functions.

    Depreciation and Amortization. Depreciation and amortization expense for the quarter ended March 31, 2001 increased by $0.9 million, to $5.4 million from $4.5 million for the quarter ended March 31, 2000, as a result of the depreciation and amortization of fixed assets and intangible assets acquired during the preceding twelve months.

    Interest Expense. Interest expense for the quarter ended March 31, 2001 increased by $1.1 million to $8.3 million from $7.2 million for the quarter ended March 31, 2000. The increase in interest expense was due to interest on borrowings used to fund acquisitions and higher interest rates.

    EBITDA. EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization) for the quarter ended March 31, 2001 decreased by $0.8 million, to $8.7 million from $9.5 million for the quarter ended March 31, 2000. The decrease in EBITDA during the quarter ended March 31, 2001 was primarily due to higher newsprint, labor, and delivery costs partially offset by increased revenue.

    Net Income (Loss). The Company incurred a net loss of $5.1 million for the quarter ended March 31, 2001, compared to a net loss of $2.4 million for the quarter ended March 31, 2000. The $2.7 million increase in net loss is attributable to increased depreciation, amortization, and interest expense associated with acquisitions, and higher newsprint, labor, and delivery costs, partially offset by increases in revenue.

LIQUIDITY AND CAPITAL RESOURCES

    Cash Flows From Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2001 decreased by $4.1 million to net cash used of $3.1 million compared with net cash provided of $1.0 million for the three months ended March 31, 2000. The decrease is primarily due to an increase in interest expense coupled with lower accrued interest and higher prepaid expenses, partially offset by lower receivables and higher accrued expenses.

    Cash Flows From Investing Activities. Net cash used in investing activities for the three months ended March 31, 2001 primarily reflects the acquisition of one publication and capital expenditures. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and clusters of community newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth. The Company believes that it will not pursue any significant acquisitions for the remainder of 2001.

    Cash Flows From Financing Activities. Net cash flows provided by financing activities for the three months ended March 31, 2001 reflects borrowings made under the Company's Amended Revolving Credit Facility to fund acquisition costs, capital expenditures, and interest expenses. The Company is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

    Liquidity. The Company's principal sources of funds will be cash provided by operating activities and borrowings under its Amended Revolving Credit Facility. The Company believes that it has access to sufficient liquidity and capital resources to meet its financial obligations for the foreseeable future. The Cash Interest Coverage Ratio (as defined in the Amended Revolving Credit Facility; generally, the ratio of cash interest paid to earnings before interest, taxes, depreciation, and amortization ("EBITDA")), for the 12 month period ended March 31, 2001 increased from 1.5: 1 to 1.65: 1. On March 31, 2001, the Company obtained a waiver under the Amended Credit Facility to avoid non compliance with the Cash Interest Coverage Ratio Covenant. See Note 2 to the Unaudited Interim Consolidated Financial Statements for a summary of the terms of the Amended Revolving Credit Facility. On May 10, 2001, the Company entered into the First Amendment to its Amended Revolving Credit Facility, (the "Amendment"). The Amendment decreased the aggregate commitment available under the Amended Revolving Credit Facility from $175.0 million to $135.0 million and amended the Cash Interest Coverage Ratio and Senior Leverage Ratio. See Exhibit 1 for the text of Amendment..

The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Total interest expense for the three months ended March 31, 2001 was $8.3 million including amortization of debt issuance costs of $0.3 million. The degree to which the Company is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 2001, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Amended Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a $135.0 million Amended Revolving Credit Facility that matures in March of 2005. Borrowings under the Amended Revolving Credit Facility bear interest at an annual rate, at the Company's option, equal to the Base Rate or the Eurodollar Rate (as defined in the Amended Revolving Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Revolving Credit Facility. As a result, the Company's interest expense will be affected by changes in the Base Rate or in the Eurodollar Rate. At March 31, 2001, the Company had borrowings outstanding of $54.8 million under the Amended Revolving Credit Facility.

                                     PART II


ITEM 4.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

First Amendment to Amended and Restated Revolving Credit Facility


(b) Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned thereunto duly authorized.


LIBERTY GROUP OPERATING, INC.

/s/ Kenneth L. Serota
--------------------------------
Kenneth L. Serota
President, Chief Executive
Officer, and Principal Financial
Officer








Date: May 15, 2001