Form 10-Q
period 2001-09-30
LIBERTY GROUP OPERATING INC
filed 2001-11-14
CIK 1056465

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTER ENDED                             COMMISSION FILE NUMBER
          SEPTEMBER 30, 2001                                    333-46957



                          LIBERTY GROUP OPERATING, INC.
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                     36-4197635
         (State or Other Jurisdiction of                      (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)

3000 DUNDEE ROAD, SUITE 203, NORTHBROOK, ILLINOIS                   60062
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

                                TABLE OF CONTENTS


PART I --   FINANCIAL INFORMATION                                                                            PAGE
                                                                                                             ----
Item 1      Unaudited Interim Consolidated Financial Statements

            Unaudited Consolidated Balance Sheets at September 30, 2001 and
              December 31, 2000 ............................................................................    1

            Unaudited Consolidated Statements of Operations for the Three and
              Nine Months Ended September 30, 2001 and September 30, 2000...................................    2

            Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months
              Ended September 30, 2001 and September 30, 2000...............................................    3

            Notes to the Unaudited Interim Consolidated Financial Statements................................    4

Item 2      Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................................    5

Item 3      Quantitative and Qualitative Disclosures About Market Risk......................................    8

PART II -- OTHER INFORMATION

Item 4      Changes in Securities and Use of Proceeds.......................................................    9

Item 5      Submission of Matters to a Vote of Security Holders.............................................    9

Item 6      Exhibits and Reports on Form 8-K................................................................    9

Signature Page ..............................................................................................   10


                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                                2001             2000
                                                                                            ------------     -----------
                                                          ASSETS

Current assets:
    Cash and cash equivalents...........................................................    $      1,757     $     1,036
    Accounts receivable, net of allowance for doubtful accounts of $1,521 and $1,523
       in 2001 and 2000, respectively...................................................          21,979          22,605
    Inventory...........................................................................           2,826           3,042
    Prepaid expenses....................................................................           2,516           1,169
    Other current assets................................................................             138             144
                                                                                            ------------     -----------
Total current assets....................................................................          29,216          27,996
    Property, plant and equipment, net..................................................          53,560          55,817
    Intangible assets, net..............................................................         456,338         467,604
    Deferred financing costs, net.......................................................           7,105           7,483
    Other assets........................................................................             405              40
                                                                                            ------------     -----------
Total assets............................................................................    $    546,624     $   559,302
                                                                                            ============     ===========

                                           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Current portion of Term loan B......................................................    $      1,000     $     1,000
    Current portion of long-term liabilities............................................           1,283           1,181
    Accounts payable....................................................................           2,047           2,253
    Accrued expenses....................................................................          10,959          16,305
    Deferred revenue....................................................................           9,028           9,117
                                                                                            ------------     -----------
Total current liabilities...............................................................          24,317          29,856

Long-term liabilities:
    Senior subordinated notes...........................................................         180,000         180,000
    Term loan B, less current portion...................................................          98,000          98,500
    Borrowings under revolving credit facility..........................................          51,510          49,400
    Long-term liabilities, less current portion.........................................           1,625           2,338
    Deferred income taxes...............................................................          25,484          25,484
                                                                                            ------------     -----------
Total liabilities.......................................................................         380,936         385,578

Stockholder's equity:
    Additional paid in capital..........................................................         176,750         176,736
    Stockholder's accumulated deficit...................................................         (11,062)         (3,012)
                                                                                            ------------     -----------
    Total stockholder's equity..........................................................         165,688         173,724
                                                                                            ------------     -----------
Total liabilities and stockholder's equity..............................................    $    546,624     $   559,302
                                                                                            ============     ===========


     See accompanying notes to unaudited consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                         ----------------------------       -------------------------
                                                            2001              2000             2001           2000
                                                         ----------       -----------       ----------     ---------
REVENUES:
    Advertising......................................    $   38,062       $    39,138       $  113,713     $ 109,150
    Circulation .....................................         9,020             8,518           26,413        23,671
    Job printing and other ..........................         3,414             3,290           10,942         8,864
                                                         ----------       -----------       ----------     ---------
Total revenues ......................................        50,496            50,946          151,068       141,686

OPERATING COSTS AND EXPENSES:
    Operating costs .................................        22,278            21,956           68,371        59,989
    Selling, general and administrative..............        16,631            16,737           49,720        46,915
    Depreciation and amortization....................         5,794             5,301           16,616        14,559
                                                         ----------       -----------       ----------     ---------
Income from operations ..............................         5,793             6,952           16,361        20,223
Interest expense ....................................         7,360             8,225           23,098        22,582
Amortization of deferred financing costs.............           338               312            1,014           918
                                                         ----------       -----------       ----------     ---------
Loss before income taxes ............................        (1,905)           (1,585)          (7,751)       (3,277)
Income tax expense (benefit) ........................           (50)               13              299           273
                                                         -----------      -----------       ----------     ---------
Net loss ............................................    $   (1,855)      $    (1,598)      $   (8,050)    $  (3,550)
                                                         ==========       ===========       ==========     =========


     See accompanying notes to unaudited consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                               2001         2000
                                                                                             ---------    ---------
Cash flows from operating activities:
   Net loss ..............................................................................   $  (8,050)   $  (3,550)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization .........................................................      16,616       14,559
   Amortization of deferred financing costs ..............................................       1,014          918
   Non-cash compensation .................................................................          77          142
   Changes in working capital-net of acquisitions ........................................      (6,104)      (2,640)
                                                                                             ---------    ---------
Net cash flows provided by operating activities ..........................................       3,553        9,429
                                                                                             ---------    ---------

Cash flows from investing activities:
   Purchases of property, plant, and equipment ...........................................      (2,349)      (8,221)
   Proceeds on sale of properties ........................................................        --          2,103
   Acquisitions, net of cash acquired ....................................................        (561)     (75,372)
                                                                                             ---------    ---------
Net cash flows used in investing activities ..............................................      (2,910)     (81,490)
                                                                                             ---------    ---------

Cash flows from financing activities:
   Borrowings under revolving credit facility, net of fees ...............................       1,495       68,350
   Net proceeds from contribution of capital .............................................        --         29,550
   Net proceeds from (payments on) long term debt ........................................        (500)      97,005
   Net increase (decrease) on long term liabilities ......................................        (917)        (861)
   Extinguishment of debt on prior revolving credit facility .............................        --       (121,850)
                                                                                             ---------    ---------
Net cash flows provided by financing activities ..........................................          78       72,194
                                                                                             ---------    ---------
Net increase in cash and cash equivalents ................................................         721          133
Cash and cash equivalents, at beginning of period ........................................       1,036        1,860
                                                                                             ---------    ---------
Cash and cash equivalents, at end of period ..............................................   $   1,757    $   1,993
                                                                                             =========    =========
Supplemental cash flow disclosures -
      Cash interest paid .................................................................   $  29,171    $  24,609
      Other assets transferred to property, plant, and equipment (New Print Facility) ....        --          1,798


     See accompanying notes to unaudited consolidated financial statements.

                          LIBERTY GROUP OPERATING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


(1) THE COMPANY AND BASIS OF PRESENTATION

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. The accompanying unaudited interim consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 should be read in conjunction with the December 31, 2000 audited consolidated financial statements of the Company included in the Company's Form 10-K filed with the Securities and Exchange Commission.


(2) RECLASSIFICATIONS

Certain amounts in prior year's financial statements have been reclassified to conform to the 2001 presentation.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the historical financial statements of the Company, including the notes thereto which has been contained in the Company's Annual Report on Form 10-K, SEC file number 333-46959 (the "Annual Report"). The discussion and analysis below includes certain forward-looking statements (as such terms are defined in Section 21E of the Securities Exchange Act of 1934) pertaining to, among other things, competition in the Company's markets, availability of adequate acquisition opportunities, price and availability of newsprint, significant use of leverage, general economic conditions, and environmental matters. These statements are based on the beliefs, assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects in 2001 and beyond could differ materially from those expressed in, or implied by, such forward-looking statements. See "Disclosure Regarding Forward-Looking Statements" in the Annual Report for a discussion of factors that could cause or contribute to such material differences.

OVERVIEW

         Liberty Group Operating, Inc. ("Company" or "Operating Company") is a leading publisher of community newspapers and related publications that are the dominant source of news, print advertising, and other local content in their communities. Operating Company is a wholly-owned subsidiary of Liberty Group Publishing, Inc ("LGP"). The unaudited interim consolidated financial statements include the Company and its consolidated subsidiaries.

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

         The Company began operations on January 27, 1998, upon the acquisition of virtually all of the assets and certain liabilities that were used primarily in the business of publishing, marketing and distributing a total of 166 community newspapers and related publications ("Initial Acquisition"). The effective date of the Initial Acquisition was January 1, 1998. Since that time, the Company has purchased an additional 180 publications, for a total of 346 publications in 17 states across the United States.

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


RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

         Total Revenues. Total revenues for the quarter ended September 30, 2001 decreased by $0.4 million, or 0.9%, to $50.5 million from $50.9 million for the quarter ended September 30, 2000. The decrease in total revenues was primarily due to a $1.1 million decrease in advertising revenue, which was partially offset by prior year's acquisitions, and an increase of $0.5 million in circulation revenue and a $0.2 million increase in job printing and other revenue. Total revenues for the nine months ended September 30, 2001 increased by $9.4 million, or 6.6%, to $151.1 million from $141.7 million for the nine months ended September 30, 2000. The increase in total revenues for the nine months was primarily due to prior year's acquisitions and was comprised of a $4.6 million increase in advertising revenue, a $2.7 million increase in circulation revenue, and a $2.1 million increase in job printing and other.

         Operating Costs. Operating costs for the quarter ended September 30, 2001 were $22.3 million which was an increase of $0.3 million over the quarter ended September 30, 2000. This increase was primarily driven by prior year acquisitions, and higher newsprint and delivery costs. Total operating costs for the nine months ended September 30, 2001 increased by $8.4 million, to $68.4 million from $60.0 million for the nine months ended September 30, 2000. This increase was primarily driven by prior year acquisitions and higher labor, newsprint, and delivery costs. As a percentage of revenue for the quarter ended September 30, 2001, operating costs increased from 43.1% to 44.1%, primarily due to lower sales growth than the related increase in operating costs and also the operating cost structure of properties acquired in the last twelve months.

         Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended September 30, 2001 decreased by $0.1 million, to $16.6 million from $16.7 million for the quarter ended September 30, 2000. The decrease in selling, general and administrative expenses during the quarter ended September 30, 2001 was primarily due to lower labor costs. For the nine months ended September 30, 2001, selling, general and administrative expenses increased by $2.8 million to $49.7 million from $46.9 million for the nine months ended September 30, 2000. This increase was primarily due to prior year acquisitions. As a percentage of revenue for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000, selling, general and administrative expenses were constant at 32.9%.

         Depreciation and Amortization. Depreciation and amortization expense for the quarter ended September 30, 2001 increased by $0.5 million, to $5.8 million from $5.3 million for the quarter ended September 30, 2000, as a result of the net depreciation and amortization of fixed assets and intangible assets acquired and disposed of during the preceding twelve months. For the nine months ended September 30, 2001 depreciation and amortization expense increased by $2.0 million to $16.6 million from $14.6 million for the nine months ended September 30, 2000 as a result of fixed assets and intangibles assets acquired and disposed of during the preceding twelve months.

         Interest Expense. Interest expense for the quarter ended September 30, 2001 decreased by $0.8 million to $7.4 million from $8.2 million for the quarter ended September 30, 2000. The decrease in the quarter was due to the decrease in interest rates on the Revolving Credit Facility. For the nine months ended September 30, 2001, interest expense increased $0.5 million to $23.1 million from $22.6 million for the nine months ended September 30, 2000. The increase in interest expense was due to interest on additional borrowings used to fund prior year acquisitions.

         EBITDA. EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization) for the quarter ended September 30, 2001 decreased by $0.7 million, to $11.6 million from $12.3 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, EBITDA decreased $1.8 million, to $33.0 million from $34.8 million for the nine months ended September 30, 2000. The decrease in EBITDA during the quarter ended September 30, 2001 was primarily due to increases in newsprint and delivery costs, which were partially offset by operating income generated by acquisitions.

         Net Loss. The Company incurred a net loss of $1.9 million for the quarter ended September 30, 2001, compared to a net loss of $1.6 million for the quarter ended September 30, 2000. The $0.3 million fluctuation was attributed to increases in depreciation, amortization, newsprint, and delivery costs, which were partially offset by operating income from acquisitions. For the nine months ended September 30, 2001, the Company incurred a net loss of $8.1 million compared to a net loss of $3.6 million for the nine months ended September 30, 2000. The $4.5 million fluctuation was attributed to increases in depreciation, amortization, and interest expense associated with prior year acquisitions, and higher labor, newsprint, and delivery costs, which were partially offset by operating income from acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows From Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2001 decreased by $5.8 million to $3.6 million compared with cash provided of $9.4 million for the nine months ended September 30, 2000. The decrease was primarily due to an increase in interest expense, lower accrued expenses, and higher pre-paid expenses, which were partially offset by lower receivables.

         Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2001 primarily reflects acquisition costs and capital expenditures. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and clusters of community newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth. The Company believes that it will not pursue any significant acquisitions for the remainder of 2001.

         Cash Flows from Financing Activities. Net cash flows provided by financing activities for the nine months ended September 30, 2001 reflect borrowings made under the Company's Amended Revolving Credit Facility to fund acquisition costs, capital expenditures, and interest expenses. The Company is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

         Liquidity. The Company's principal sources of funds will be cash provided by operating activities and borrowings under its Amended Revolving Credit Facility. The Company believes that it has access to sufficient liquidity and capital resources to meet its financial obligations for the foreseeable future. The Company is dependent upon the cash flows of the Operating Company to fund the repayment of its borrowings and the redemption requirements under its respective preferred stock agreements. The Company's ability to fully utilize its Amended Revolving Credit Facility is limited by certain financial covenants including the Senior Leverage Ratio and Cash Interest Coverage Ratio as said terms are defined in the Amended Revolving Credit Facility.

         The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Total interest expense for the nine months ended September 30, 2001 was $24.1 million including non-cash interest of $1.0 million and amortization of deferred financing costs of $1.0 million. The degree to which the Company is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 2001, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Senior Subordinated Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Amended Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

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

         In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS 144) "Accounting for Impairment of Long-Lived Assets." The new standard supercedes FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board Opinion No. 31 (APB 30), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date as presently required by APB 30. The provisions of SFAS 144 are effective for financial statements beginning after December 15, 2001, but allow for early application. We plan to adopt this standard as of the beginning of our new fiscal year on January 1, 2002. The provisions of SFAS 144 generally are to be applied prospectively, therefore, the adoption of this standard will not affect previously reported financial information. We are currently evaluating the impact of SFAS 144 will have on our results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a $135.0 million Amended Revolving Credit Facility that matures in March 2005. Borrowings under the Amended Revolving Credit Facility bear interest at an annual rate, at the Operating Company's option, equal to the Base Rate (as defined in the Amended Revolving Credit Facility) or the Eurodollar Rate (as defined in the Amended Revolving Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Revolving Credit Facility. As a result, the Company's interest expense will be affected by changes in the Base Rate or in the Eurodollar Rate. At September 30, 2001, the Company had borrowings outstanding of $51.5 million under the Amended Revolving Credit Facility.

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

LIBERTY GROUP OPERATING, INC.


/s/ KENNETH L. SEROTA
--------------------------------------------
Kenneth L. Serota
President, Chief Executive
Office and Principal
Financial Officer

Date: November 14, 2001