Form 10-K405
period 2001-12-31
LIBERTY GROUP OPERATING INC
filed 2002-04-01
CIK 1056465

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 AND 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 [X] FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       or
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO
                        COMMISSION FILE NUMBER: 333-46957
                          LIBERTY GROUP OPERATING, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              36-4197635
(State or Other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                              Identification No.)

  3000 DUNDEE ROAD, SUITE 203                                      60062
     NORTHBROOK, ILLINOIS                                        (Zip Code)
(Address of principal offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 272-2244

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                                 ---------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The number of shares outstanding of the registrant's common stock, par value $.01 per share, as of March 30, 2002 was 100 all of which is owned by affiliates of the registrant. There is no public market for the common stock.

===============================================================================

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

PART IV
Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

            (a) Consolidated Financial Statements, Financial Statement Schedule
                and Exhibits

                                     PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934) that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and expectations and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. As a result, no assurance can be given that the future results covered by such forward-looking statements will be achieved. These risks, uncertainties and other factors include: (i) the Company's ability to serve and retain existing customers as well as its ability to attract and retain new advertising and subscription customers; (ii) the Company's ability to continue its acquisition strategy; (iii) the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in its community markets; (iv) the Company's ability to collect receivables; and (v) general economic and business conditions which may reduce demand for advertising and the Company's ability to attract and retain key employees. For purposes of this Annual Report, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 1. BUSINESS

OVERVIEW

Liberty Group Operating, Inc. (the "Company", "Operating Company", "LGO", or "Registrant") is a Delaware corporation formed on January 27, 1998 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International Inc. ("Hollinger"). LGO is a wholly-owned subsidiary of Liberty Group Publishing, Inc. ("Parent" or "LGP"). The consolidated financial statements include the accounts of Operating Company and its consolidated subsidiaries.

The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. At December 31, 2001, the Company owned and operated 339 publications in 17 states. The Company's 2001 total revenues were derived from advertising (75%), circulation (18%) and job print and other (7%). The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can support only one primary newspaper. The Company has increased revenues primarily by acquiring new publications and saturating existing markets and has increased profitability by aggressively pursuing cost reduction opportunities.

The Company's newspapers are comprised of 66 paid daily newspapers and 165 paid non-daily newspapers. In addition, the Company publishes 108 free circulation and "total market coverage" ("TMC") publications with limited or no news or editorial content. TMC publications are distributed free of charge and generally provide 100% penetration in their areas of distribution. The Company believes that its paid newspapers, together with its free circulation and TMC publications, are an effective medium for advertisers to reach substantially all of the households in the markets served by the Company. The Company's publications focus on local content, including coverage of local youth, high school and college sports, as well as local business, politics, entertainment and cultural news. Each of the Company's publications is tailored to its market in order to provide local content that radio, television and large metropolitan newspapers are unable to provide on a cost-effective basis because of their broader geographic coverage. The local newspapers also differentiate themselves from other forms of media by providing a cost-effective medium for local advertisers to target their customers.

The Company maintains its principal executive offices at 3000 Dundee Road, Suite 203, Northbrook, Illinois 60062, and its telephone number is (847) 272-2244.

INITIAL ACQUISITION

On January 27, 1998, the Company acquired from APC virtually all of the assets that were used primarily in the business of publishing, marketing and distributing APC's local newspapers (the "Initial Acquisition").

The Initial Acquisition, including the payment of related fees and expenses, was financed from: (i) proceeds of $180.0 million from the issuance and sale of LGO's 9.375% Senior Subordinated Notes due February 1, 2008 (the "Notes"); (ii) proceeds of $50.5 million from the issuance and sale of LGP's 11.625% Senior Discount Debentures due February 1, 2009 (the "Debentures"); (iii) proceeds of $45.0 million from the issuance and sale of LGP's 14.75% Senior Redeemable Exchangeable Cumulative Preferred Stock, liquidation preference $25 per share (the "Senior Preferred Stock"); (iv) proceeds of $49.0 million from the issuance and sale of LGP's Series B 10% Junior Redeemable Cumulative Preferred Stock ("Junior Preferred Stock"); and (v) proceeds of $8.0 million from the issuance and sale of shares of LGP's common stock, par value $0.01 per share (the "LGP Common Stock").

The Company has accounted for the Initial Acquisition using the purchase method of accounting. Accordingly, the costs of the Initial Acquisition have been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations. The fair values of certain identifiable intangible assets acquired are being amortized over periods ranging from 5 to 40 years. Through the end of 2001, any goodwill allocated to the Initial Acquisition was amortized over 40 years. Beginning in 2002, and for subsequent years, the Company will discontinue this goodwill amortization in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policy Disclosure").

Prior to the Initial Acquisition, the Company operated as a business unit of APC (the "Predecessor") and as such did not file separate tax returns. The income tax provision included in the Predecessor's financial data, included in Item 6. "Selected Financial Data", was computed as if the Predecessor were a separate company. Since the Initial Acquisition, the Company has been and anticipates that it will be, for the foreseeable future, in a tax loss position. Given the uncertainty as to the timing of the Company's ability to utilize such losses to offset future taxable income, the Company does not presently anticipate recording any tax benefit associated with its pre-tax losses. In addition, due to the acquisition of the Company's assets from APC, the Company's asset values and capital structure are materially different than those set forth in the Predecessor's financial data for periods preceding the Initial Acquisition and, accordingly, historical interest expense is not indicative of the interest expense that the Company has incurred or will continue to incur.

OVERVIEW OF OPERATIONS

The Company's operations consist of 339 local newspapers and publications strategically positioned in markets in 17 states. The Company's publications are comprised of 66 paid daily and 165 paid non-daily newspapers. In addition, the Company publishes 108 free circulation publications with limited or no news or editorial content.

The following is a summary of the publications owned by the Company as of December 31, 2001, separated by State, region and the name and type of publication (as abbreviated below):

         (D=DAILY, W=WEEKLY, S=SHOPPER, T=TOTAL MARKET COVERAGE, F=FREE,
                     A=ANNUAL, BI-A=BI-ANNUAL, MAG=MAGAZINE)

ARIZONA
     GLOBE
       ARIZONA SILVER BELT (W)
       GILA COUNTY ADVANTAGE (S)
       MOCCASIN (W)

ARKANSAS
     HEBER SPRINGS
       THE SUN TIMES (W)
     HELENA
       THE DAILY WORLD (D)
       DAILY WORLD TMC (T)
       RICE WORLD (W)
     NEWPORT
       NEWPORT INDEPENDENT (D)
       NEWPORT DAILY INDEPENDENT TMC (T)
     STUTTGART
       STUTTGART DAILY LEADER (D)
       THE STUTTGART DAILY TMC (T)

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

       EXPLORER (A)
     JEROME
       NORTH SIDE NEWS (W)
       THE GOODING COUNTY LEADER (W)
       LINCOLN COUNTY JOURNAL (W)
     MINODOKA
       MINIDOKA COUNTY NEWS (W)

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

       CICERO LIFE (W)
       BROOKFIELD/LYONS SUBURBAN LIFE (W)
       COUNTRYSIDE/HODGKINS/INDIAN HEAD PARK/BROOKFIELS SUBURBAN LIFE (W) HILLSIDE/BROADVIEW/BERKELEY PRESS (W)
       LAGRANGE/LAGRANGE PARK SUBURBAN LIFE (W)
       NORTH RIVERSIDE/RIVERSIDE SUBURBAN LIFE (W)
       WESTCHESTER SUBURBAN LIFE (W)
       WESTERN SPRINGS SUBURBAN LIFE (W)
       WESTCHESTER NEWS (W)
       LAGRANGE PRESS(W)
       ADDISON PRESS (W)
       BENSENVILLE/WOODDALE PRESS (W)
       ELMHURST PRESS (W)
       LOMBARD SPECTATOR (W)
       OAKBROOK TERRACE/VILLA PARK PRESS (W)
       ELMHURST SUBURBAN LIFE (W)
       LOMBARD SUBURBAN LIFE (W)
       VILLA PARK SUBURBAN LIFE (W)
       BURR RIDGE/WILLOWBROOK SUBURBAN LIFE (W)
       CLARENDON HILLS SUBURBAN LIFE (W)
       DARIEN SUBURBAN LIFE (W)
       DOWNERS GROVE REPORTER (W)
       HINSDALE/OAK BROOK SUBURBAN LIFE (W)
       WESTMONT SUBURBANLIFE (W)
       LISLE/NAPERVILLE REPORTER (W)
       WOODRIDGE PROGRESS (W)
       LEMONT REPORTER/METROPOLITAN (W)
       BOLINGBROOK/ROMEOVILLE REPORTER/METROPOLITAN (W)
       BURR RIDGE PROCESS (W)
       CLARENDON HILLS PROGRESS (W)
       DARIEN PROGRESS (W)
       HINSDALE PROGRESS (W)
       WESTMONT PROGRESS (W)
       WILLOWBROOK PROGRESS (W)
       DOWNERS GROVE PROGRESS (W)
       GLEN ELLYN NEWS (W)
       WHEATON LEADER (W)
       WARRENVILLE POST (W)
       WEST CHICAGO PRESS (W)
       WINFIELD PRESS (W)
       BARTLETT/HANOVER PARK/STREAMWOOD PRESS (W)
       BLOOMINGDALE PRESS (W)
       CAROL STREAM/GLENDALE HEIGHTS PRESS (W)
       ITASCA/ROSELLE PRESS (W)
       BATAVIA REPUBLICAN (W)
       ELBURN REPUBLICAN (W)
       GENEVA REPUBLICAN (W)
       NORTH AURORA REPUBLICAN (W)
       ST. CHARLES/WAYNE REPUBLICAN (W)

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

KANSAS
     ANDOVER
       ANDOVER SHOPPER (S)
     AUGUSTA
       AUGUSTA DAILY GAZETTE (D)
       AUGUSTA ADVERTISER (T)
     DERBY
       DAILY REPORTER (D)
       THE RECORD JOURNAL (W)
       THE WEEKLY SHOPPER (S)
     EL DORADO
       THE EL DORADO TIMES (D)

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

MISSOURI
     ALBANY
       GENTRY COUNTY SHOPPER (S)
     BOONVILLE
       BOONVILLE DAILY NEWS (D)
       THE RECORD (T)
     BROOKFIELD
       DAILY NEWS BULLETIN (D)
       DAILY NEWS BULLETIN EXTRA (T)
     CAMDENTON
       LAKE SUN LEADER (D)
       PENNYSAVER (T)
     CARTHAGE
       THE CARTHAGE PRESS (D)
       THE CARTHAGE PRESS SCOPE (T)
     CHILLICOTHE
       C.T. EXTRA (S)
       CONSTITUTION TRIBUNE (D)
     GREENFIELD
       LAKE STOCKTON SHOPPER (S)
       MILLER PRESS (W)
       THE VEDETTE (W)
     JOPLIN
       BIG NICKEL (S)
       COUPON CLIPPER (T)
     KIRKSVILLE
       KIRKSVILLE CRIER (S)
       KIRKSVILLE DAILY EXPRESS & NEWS (D)

     LAKE OZARKS
       LAKE AREA NEWS FOCUS (S)
       TUBE TAB (S)
       LAKE OF THE OZARKS BOATS (S)
       LAKE OF THE OZARKS REAL ESTATE (S)
     MACON
       CHRONICLE HERALD (D)
       MACON JOURNAL (T)
     MARCELINE
       MARCELINE PRESS (W)
       SHO-ME SHOPPER (T)
     MARYVILLE
       MARYVILLE DAILY FORUM (D)
       WEEKLY BARGAIN SHOPPER (S)
       PENNY PRESS 2 (S)
    MEXICO
       THE MEXICO LEDGER (D)
       THE MEXICO LEDGER TMC (T)
     MOBERLY
       MOBERLY MONITOR INDEX (D)
     NEOSHO
       NEOSHO DAILY NEWS (D)
       NEOSHO DAILY NEWS "ETC." (T)
       NEOSHO DAILY NEWS "SUNDAY" (W)
       NEOSHO POST (W)
     OSAGE BEACH
       VACATION NEWS (F)
     ROLLA
       ROLLA DAILY NEWS (D)
       ROLLA DAILY NEWS "PLUS" (T)
     SAINT JAMES
       ADVERTISER (T)
       ST. JAMES LEADER JOURNAL (W)
     WAYNESVILLE
       THE DAILY GUIDE (D)
       DAILY GUIDE EXTRA (T)
       FORT WOOD CONSTITUTION (F)

NEVADA
     ELKO
       ELKO DAILY FREE PRESS (D)
       THE FREE PRESS EXTRA (T)

NEW YORK
     BATH
       STEUBEN COURIER ADVOCATE (F)
     CANISTEO
       HORNELL CANSITEO PENN-E-SAVER (S)

     DANSVILLE
       GENESEE COUNTY EXPRESS (W)
       GENESEEWAY SHOPPER (S)
       DANSVILLE-WAYLAND PENNYSAVER (S)
     FT. PLAIN
       MOHAWK VALLEY PENNYSAVER (S)
     HERKIMER
       THE EVENING TELEGRAM (D)
       IMAGES (F)
     HORNELL
       EVENING TRIBUNE (D)
       THE SPECTATOR (SUNDAY) (W)
       THE TRIBUNE EXTRA (T)
     HORSEHEADS
       THE SHOPPER (S)
     LIBERTY
       CATSKILL SHOPPER (S)
     LITTLE FALLS
       THE EVENING TIMES (D)
     OSWEGO
       THE PALLADIUM TIMES (D)
       COMMUNITY PREVIEW TMC (T)
     PAINTED POST
       CORNING-ELMIRA PENNYSAVER (S)
     PENN YAN
       CHRONICLE AD-VISER (S)
       THE CHRONICLE-EXPRESS (W)
     SAUGERTIES
       MOUNTAIN PENNYSAVER (F)
       SAUGERTIES PENNYSAVER (S)
       SAUGERTIES POST STAR (W)
     SYRACUSE
       THE BUSINESS RECORD (W)
     WELLSVILLE
       ALLEGANY CO. PENNYSAVER (S)
       WELLSVILLE DAILY REPORTER (D)
       WELLSVILLE DAILY TMC (T)

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

WEST VIRGINIA
     KEYSER
       MINERAL DAILY NEWS TRIBUNE (D)
       NEWS TRIBUNE & MOUNTAIN
         ECHO (W)
       TODAY'S SHOPPER (S)

WISCONSIN
     CLINTONVILLE
        CLINTONVILLE TRIBUNE-GAZETTE (W)

INDUSTRY

Newspaper publishing is the oldest and largest segment of the media industry. Due to their focus on local news, newspapers remain the dominant medium for local advertising. Newspapers continue to be the best medium for retail advertising, which emphasizes the price of goods, in contrast to television, which is generally used for image advertising.

Readers of daily and Sunday newspapers tend to be more highly educated and have higher incomes than non-newspaper readers. Management believes that newspapers continue to be the most cost-effective means for advertisers to reach this highly targeted demographic group.

Advertising revenues are the largest component of a newspaper's revenues followed by circulation revenues. Advertising rates at each newspaper are based upon market size, circulation, readership, demographic makeup of the market and the availability of alternative advertising media in the marketplace. While circulation revenue is not as significant as advertising revenue, circulation trends can impact the decisions of advertisers and advertising rates.

Newspaper advertising revenues are cyclical and are generally affected by changes in national and regional economic conditions. Classified advertising, which generally makes up approximately 40% of U.S. newspaper advertising revenues as a whole, is the most sensitive to economic improvements or slowdowns as it is primarily affected by the demand for employment, real estate transactions and automotive sales.

OPERATING STRATEGY

The Company's strategy is to increase revenues and cash flows through: (i) local news and other content leadership; (ii) revenue enhancement; (iii) strategic technological investments; (iv) geographic clustering; (v) high quality editorial content and presentation; (vi) circulation growth; (vii) and cost control, as described below:

Local News and Other Content Leadership. The Company's newspapers generally have the largest local news gathering resources in their markets. As a result of emphasizing local content, including youth sports, community events, business, politics, and entertainment, the Company's newspapers generate reader loyalty and create franchise value. Because the Company's vision of local news is typically a unique product in its markets, its newspapers differentiate themselves from other forms of media and satisfy the demands of both its readers and advertisers.

Revenue Enhancement. The Company aggressively capitalizes on the good name and reputation it has built in each of its local communities to reach out to non-traditional newspaper customers through the development of special sections, community oriented events, Internet activities and other successful marketing ideas that are constantly shared by and among the Company's newspapers.

Strategic Technological Investments. The Company has committed to develop and maintain Internet websites for all of its daily newspapers and certain of its weekly papers. The websites provide an Internet editorial presence and full Internet classified services for the Company's newspapers and should allow the Company to take advantage of the increasing use of the Internet and the potential advertising opportunities. Although the Company believes that providing an Internet product is an important part of broadening the presence of its newspapers in their respective communities and ultimately increasing the Company's revenues through such value added services, the Company believes that most of its customers prefer the newspaper in printed form. Management believes that by being the leading provider of local news and other content in most of its markets, its newspapers are well positioned to maintain their leadership position among local advertisers, whether in print or electronic form.

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

High Quality Editorial Content and Presentation. The Company's newspapers are committed to editorial excellence, providing the proper mix of local and national news to effectively serve the needs of their local markets. The Company's newspapers often receive awards for excellence in various areas in their respective regions and categories. In addition, the Company's newspapers are designed to attract readers through attractive layouts and color enhancements. Geographic clustering allows for better quality personnel and equipment than smaller markets might otherwise attract, resulting in a significant increase in newspaper quality.

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

The Company takes advantage of group discounts for its major operating and capital costs including newsprint, ink, supplies, computers, software and printing equipment.

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

ADVERTISING, CIRCULATION AND PRINTING REVENUES

Advertising revenues include Display (local and national department stores, specialty shops and other retailers), National (national advertising accounts) and Classified advertising (employment, automotive, real estate and personals). Management believes that classified and national advertising revenues are more volatile than display advertising revenues. Classified and national advertising for the Company represents a smaller portion of its revenues than other newspapers in the industry. As a result, management believes its advertising revenue stream is more predictable than other newspaper companies. The contribution of Display, National, Classified, Circulation, and Job Printing & Other revenues to total revenues for fiscal years 2000 and 2001 were as follows:
                                                     YEARS ENDED DECEMBER 31,
                                                     2000                2001
                                                     ----                ----

Display.....................................          56%                 57%
National....................................           3%                  3%
Classified..................................          18%                 15%
Circulation.................................          17%                 18%
Job Printing & Other........................           6%                  7%
                                                     ---                 ---
                                                     100%                100%

Newsprint. Newsprint represents one of the largest costs of producing a newspaper. The Company's newspapers buy newsprint from a number of suppliers, resulting in an adequate supply of newsprint at market prices. The Company incurred newsprint expense with respect to the Company's internal publications of approximately $12.2 million in 2000 and $13.8 million in 2001. Newsprint expense as a percentage of advertising and circulation revenue for 2000 and 2001 was 6.7% and 7.4%, respectively. Newsprint expense as a percentage of revenue increased in 2001 due to higher newsprint prices and lower revenues during the year.

Employee Relations. The Company employs approximately 2,100 full-time employees and approximately 1,400 part-time employees. Less than 4% of its employees belong to labor unions. There has never been a strike or work stoppage against any of the Company's newspapers during the Company's ownership and the Company considers its relations with its employees to be good.

Seasonality. Newspaper companies tend to follow a distinct and recurring seasonal pattern, with high advertising revenues in months containing significant events or holidays. Accordingly, due to fewer holidays and more inclement weather compared to other quarters, the Company's first fiscal quarter is historically the Company's weakest revenue quarter of the year.

Competition. Each of the Company's newspapers competes to varying degrees for advertising and circulation revenue with magazines, radio, television and cable television, as well as with some weekly publications and other advertising media, including electronic media. Competition for newspaper advertising is largely based upon circulation, price and the content of the newspaper. The Company's newspapers are the dominant source for local news and other content, with strong name recognition in their market and minimal direct competition from similar daily newspapers published in their markets. However, as with most suburban and smaller daily newspapers, some circulation competition exists from larger daily newspapers which are usually published in nearby metropolitan areas. Management believes larger daily newspapers with circulation in the Company's newspaper markets generally do not compete in any meaningful way for local advertising revenues, a newspaper's main source of revenues. The Company's daily newspapers generally capture the largest share of local advertising as a result of their direct coverage of the market. In addition, management believes advertisers generally regard newspaper advertising as the most effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image. The Company may from time to time compete with other companies which have greater financial resources than the Company.

Electronic Media. Many newspaper companies are now publishing news and other content on the Internet. In addition, there are several companies which have developed sites on the Internet which are, by design, advertising and/or subscription supported. Many of these sites target specific types of advertising such as employment and automotive classified.

The Company believes it has the most effective means of gathering and distributing its local news and other content. All of the Company's daily publications and certain of the weekly publications have their own web sites, currently numbering 77 in all.

The Company's web sites have a consistent format providing a selection of local and other news along with classified advertising, features and details of local events and activities.

The Company has been able to expand the reach of its classified reader ads by placing the ads on line as well as in the newspapers.

The Company believes that its ability to self-promote its websites in its printed newspapers as Internet portals for the community and its focus on local content limits the competitive threat to its core newspaper business from new media businesses. Additionally, the Company considers its local display advertising revenues to be less threatened by new media than larger metropolitan newspaper classified advertising which lends itself more to sifting and searching. Classified advertising represents a lower proportion of the Company's revenues than is the case for larger market publications representing 20% of the Company's advertising revenues in 2001 compared with 40% for the U.S newspaper industry as a whole.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is involved from time to time in a number of legal proceedings which have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND HOLDERS

There is no public market for the Company's Common Stock. All of the Company's issued and outstanding common stock is owned by LGP. The Company has no outstanding capital stock other than common stock, nor are there any outstanding options, warrants, or other rights to purchase the Company's capital stock.

DIVIDENDS

In 2001, the Company paid a cash dividend to Parent of $62,500. The Company did not pay any dividends on its Common Stock in 2000.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected historical financial data of the Company. The data presented below should be read in conjunction with the consolidated financial statements, including the notes thereto, and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report.

The combined historical financial information of the newspapers acquired from APC prior to the Initial Acquisition on January 1, 1998 is referred to as "Predecessor" while the consolidated financial information of the newspapers subsequent to the date of the Initial Acquisition is referred to as "Successor."



                                                                     YEAR ENDED DECEMBER 31,
                                            1997            1998              1999             2000            2001
                                            ----            ----              ----             ----            ----
                                        (PREDECESSOR)    (SUCCESSOR)       (SUCCESSOR)      (SUCCESSOR)     (SUCCESSOR)
                                                                         (IN THOUSANDS)
STATEMENT OF
OPERATIONS DATA:
Revenues:
   Advertising....................     $      69,602    $       82,062    $     121,430    $     150,247   $    152,382
   Circulation....................            21,451            22,844           27,543           32,318         35,347
   Job printing and other.........             7,666             7,625           12,382           12,119         14,251
                                       -------------    --------------    -------------    -------------   ------------
Total revenues....................            98,719           112,531          161,355          194,684        201,980
Operating costs...................            39,309            45,976           68,351           83,843         89,885
Selling, general and
   administrative.................            29,171            32,329           45,631           54,979         57,837
                                       -------------    --------------    -------------    -------------   ------------
Newspaper EBITDA..................            30,240(2)         34,226(2)        47,373(2)        55,862(2)      54,258(2)
Corporate expenses................                 -             3,736(1)         5,668(1)         8,548(1)       9,130(1)
Non cash compensation.............                 -               238              223              163            109
                                       -------------    --------------    -------------    -------------   ------------
EBITDA  ..........................            30,240            30,252           41,482           47,151         45,019
Depreciation and amortization.....             7,470            11,917           16,657           19,864         21,997
                                       -------------    --------------    -------------    -------------   ------------
Income from operations............            22,769            18,335           24,825           27,287         23,022
Interest expense and amortization.
   of debt issuance costs.........            10,551            19,300           25,216           32,132         31,658
Net gain on exchange
   and disposition of properties..                 -                 -            6,196                -              -
                                       -------------    --------------    -------------    -------------   ------------
Income (loss) before income
   taxes, and extraordinary item..            12,218             (965)            5,806           (4,845)        (8,636)
Income taxes......................             5,271                 -            2,752              491            444
                                       -------------    --------------    -------------    -------------   ------------
Income (loss) before
   extraordinary item.............             6,947             (965)            3,054           (5,336)        (9,080)
Extraordinary gain on
   insurance proceeds.............                 -                 -              485                -              -
                                       -------------    --------------    -------------    -------------   ------------
Net income (loss).................     $       6,947    $        (965)    $       3,539    $      (5,336)  $     (9,080)
                                       =============    ==============    =============    =============   ============

(1) Corporate expenses consist of costs to maintain the corporate office including salaries, bonuses, and management fees (see Item 11, Compensation of Directors and Management Fees) as well as group insurance expenses in excess of costs allocated to operating units.

(2) Newspaper EBITDA includes income from operations adjusted to exclude depreciation and amortization expense, corporate expenses, and non-cash compensation.

                                                                       AS OF DECEMBER 31,
                                            1997             1998             1999             2000            2001
                                            ----             ----             ----             ----            ----
                                       (PREDECESSOR)      (SUCCESSOR)      (SUCCESSOR)      (SUCCESSOR)     (SUCCESSOR)

                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.........     $       1,452    $        1,025    $       1,860    $       1,036   $      1,474
Total assets......................           109,700           406,401          475,881          559,302        538,977
Total debt........................                 -           227,834          281,418          332,419        323,949
Stockholder's equity..............            99,139           147,696          150,985          173,724        164,690

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the historical financial statements of the Company, including the notes thereto. The discussion and analysis below includes certain "forward-looking statements" (as such terms are defined in Section 21E of the Securities Exchange Act of 1934) pertaining to, among other things, competition in the Company's markets, availability of adequate acquisition opportunities, price and availability of newsprint, significant use of leverage, general economic conditions, and environmental matters. These statements are based on the beliefs, assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects in 2002 and beyond could differ materially from those expressed in, or implied by, such forward-looking statements. See Item 1, "Business -- Disclosure Regarding Forward-Looking Statements" for certain factors that could cause or contribute to such material differences.

OVERVIEW

Liberty Group Operating, Inc. (the "Company", "Operating Company", "LGO", or "Registrant") is a Delaware corporation formed on January 27, 1998 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International Inc. ("Hollinger"). LGO is a wholly-owned subsidiary of Liberty Group Publishing, Inc. ("Parent" or "LGP"). The consolidated financial statements include the accounts of Operating Company and its consolidated subsidiaries.

The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. At December 31, 2001, the Company owned and operated 339 publications in 17 states. The Company's 2001 total revenues were derived from advertising (75%), circulation (18%) and job print and other (7%). The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can support only one primary newspaper. The Company has increased revenues primarily by acquiring new publications and saturating existing markets and has increased profitability by aggressively pursuing cost reduction opportunities.

The Company's newspapers are comprised of 66 paid daily newspapers and 165 paid non-daily newspapers. In addition, the Company publishes 108 free circulation and "total market coverage" ("TMC") publications with limited or no news or editorial content. TMC publications are distributed free of charge and generally provide 100% penetration in their areas of distribution. The Company believes that its paid newspapers, together with its free circulation and TMC publications, are an effective medium for advertisers to reach substantially all of the households in the markets served by the Company. The Company's publications focus on local content, including coverage of local youth, high school and college sports, as well as local business, politics, entertainment and cultural news. Each of the Company's publications is tailored to its market in order to provide local content that radio, television and large metropolitan newspapers are unable to provide on a cost-effective basis because of their broader geographic coverage. The local newspapers also differentiate themselves from other forms of media by providing a cost-effective medium for local advertisers to target their customers.

On January 27, 1998, the Company acquired from APC virtually all of the assets and assumed certain liabilities that were used primarily in the business of publishing, marketing and distributing certain local newspapers (the "Initial Acquisition"). The initial purchase price including fees and expenses was $322.4 million. The effective date of the Initial Acquisition was January 1, 1998.

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

In 1998, the Company acquired 91 additional publications in 18 transactions for a total acquisition cost of $61.8 million. The Company acquired 49 and 43 publications, in 13 and 12 transactions, for a total acquisition cost of $54.8 million and $84.5 million, during 1999 and 2000, respectively.

On January 7, 2002, the Company disposed of six publications in one transaction for proceeds of $26.5 million.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Total revenues for the year ended December 31, 2001 ("2001") increased by $7.3 million, or 4%, to $202.0 million. The increase in revenues was primarily due to revenue from properties acquired in 2000 and same store increases in circulation partially offset by decreases in same store printing and advertising revenue. The increase in total revenues for 2001 was comprised of a $2.1 million, or 1% increase, in advertising revenue, a $3.0 million, or 9% increase, in circulation revenue, and a $2.1 million, or 18% increase, in job printing and other revenue.

Operating costs for 2001 were $90.4 million, or 45% of revenue, which was an increase of $6.7 million over the year ended December 31, 2000 ("2000") when operating costs were $83.7 million, or 43% of revenue. The increase in operating costs as a percentage of revenue for 2001 was primarily due to higher same store delivery and newsprint costs and lower revenues partially offset by lower labor costs.

Selling, general and administrative expenses for 2001 increased by $2.8 million, to $66.6 million, or 33% of revenues, from $63.8 million for 2000 when expenses were 33% of revenues.

EBITDA for 2001 decreased by $2.2 million to $45.0 million, from $47.2 million for 2000. The decrease was primarily driven by a decrease in same store advertising and higher same store delivery and newsprint costs partially offset by lower labor costs. EBITDA as a percentage of revenue declined from 24% to 22%.

Depreciation and amortization expenses for 2001 increased by $2.1 million to $22.0 million, from $19.9 million for 2000. The increase was due to depreciation of assets acquired in 2000, depreciation on capital expenditures made in 2001, and a full year of amortization of intangibles from 2000 acquisitions.

Income from operations decreased by $4.3 million from $27.3 million, or 14% of revenues, for 2000 to $23.0 million, or 11% of revenues, for 2001. The decrease was primarily driven by a decrease in same store advertising revenue, higher newsprint and delivery costs, and higher depreciation and amortization expenses partially offset by lower labor costs.

Total interest expense (including amortization of debt issuance costs) decreased by $0.4 million to $31.7 million for 2001 from $32.1 million for 2000, primarily due to lower interest rates on bank debt.

For 2001, the Company recognized a net loss of $9.1 million compared to a net loss of $5.3 million for the same period in 2000. The increase of $3.8 million was due primarily to lower same store advertising revenues, higher newsprint and delivery costs, as well as higher depreciation, amortization, and interest expense, which was partially offset by lower labor costs.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Total revenues for 2000 increased by $33.3 million, or 21%, to $194.7 million. The increase in revenue was primarily due to revenue from acquired properties and same store increases in advertising partially offset by decreases in same store printing and circulation revenue. The increase in total revenues for 2000 was comprised of a $28.8 million, or 24%, increase in advertising revenue, a $4.8 million, or 17%, increase in circulation revenue, and a $0.3 million, or 2%, decrease in job printing and other revenue.

Operating costs for 2000 were $83.7 million, or 43% of revenue, which was an increase of $15.4 million over the year ended December 31, 1999 ("1999") when operating costs were $68.4 million or 42% of revenue. The increase in operating costs as a percentage of revenue for 2000 was primarily due to higher cost structures of acquired properties and higher same store labor, delivery, and newsprint costs.

Selling, general and administrative expenses for 2000 increased by $12.3 million to $63.8 million, or 33%, of revenues from $51.5 million for 1999 when expenses were 32% of revenues. The increase in selling, general, and administrative expenses for 2000 was primarily due to higher same store labor costs.

EBITDA for 2000 increased by $5.7 million to $47.2 million, from $41.5 million for 1999. The increase was primarily driven by acquisitions and growth in same store advertising revenue, which was partially offset by lower same store print and circulation revenue and higher same store labor, delivery and newsprint costs. EBITDA as a percentage of revenue declined from 26% to 24% due to lower margins at properties acquired during 2000.

Depreciation and amortization expenses for 2000 increased by $3.2 million to $19.9 million from $16.7 million for 1999. The increase was due to depreciation of assets acquired in 2000, depreciation on capital expenditures made in 2000, and amortization of intangibles from 2000 acquisitions.

Income from operations increased by $2.5 million from $24.8 million, or 15%, of revenues for 1999 to $27.3 million, or 14%, of revenues for 2000. The increase was primarily driven by acquisitions and growth in same store advertising revenue, which was offset by same store reductions in printing and circulation revenue, higher labor, newsprint and delivery costs and higher depreciation and amortization expenses.

Total interest expense (including amortization of debt issuance costs) increased by $6.9 million to $32.1 million for 2000 from $25.2 million for 1999, primarily due to higher debt balances borrowed to fund acquisitions and higher interest rates on bank debt.

For 2000, the Company recognized a net loss of $5.3 million compared to a net income of $3.5 million for the same period in 1999. The decrease of $8.8 million, was due primarily to decreases in print and circulation revenue; higher labor, newsprint, and delivery costs; higher depreciation, amortization, and interest expenses; a 1999 net gain from the exchange and disposition of certain publications and a 1999 extraordinary gain on insurance proceeds.

CRITICAL ACCOUNTING POLICY DISCLOSURE

Valuation of long-lived and intangible assets and goodwill. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     - significant underperformance relative to expected historical or projected future operating results;

     - significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

     -    significant negative industry or economic trends.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on the excess of the expected fair market value, which is consistent with the current methods used in valuing newspaper companies, over the carrying amount of the asset. Net intangible assets, long-lived assets and goodwill amounted to $514.9 million as of December 31, 2001.

In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize approximately $196.1 million of goodwill. We had recorded approximately $3.9 million of amortization expense on these amounts during 2001 and would have recorded approximately $3.9 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review prior to the release of our first quarter earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities. Cash flows provided by operating activities for 2001 decreased by $2.8 million to $12.9 million compared with cash provided of $15.7 million for 2000. The decrease is primarily due to lower EBITDA and higher interest payments partially offset by lower receivables and inventory. Cash flows provided by operating activities were $8.5 million in 1999 primarily due to depreciation and amortization and interest expense partially offset by the net gain on exchange and disposition of assets.

Cash Flows from Investing Activities. Cash flows used in investing activities were $60.5 million, $92.1 million, $3.3 million in 1999, 2000 and 2001, respectively. The increase of $31.6 million from 1999 to 2000 was primarily due to additional acquisition costs related to 2000 acquisitions. The decrease of $88.8 million from 2000 to 2001 relates to a decrease in the number and size of acquisitions from 2000 to 2001 and a decrease in capital expenditures. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and clusters of community newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth.

Cash Flows from Financing Activities. Cash provided by financing activities was $52.9 million in 1999 and $75.5 million in 2000 compared to cash used in financing activities of $9.2 million in 2001. Cash provided by financing activities primarily resulted from borrowings under the revolving credit facility in 1999. Cash provided by financing activities in 2000 resulted from net contributions from Parent, as well as, borrowings under the revolving credit facility, partially offset by the repayment of the prior revolving credit facility. Net cash used in financing activities in 2001 related to the repayment under the revolving credit facility and other long term debt. The Company is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

Amended Revolving Credit Facility. On April 18, 2000, the Company entered into an agreement to amend and restate its $175.0 million credit facility. The amendment and restatement extended the maturity date of the revolving credit facility from January 2003 to March 2005, and included the issuance of a $100.0 million Term Loan B. The Term Loan B matures in March 2007, and requires annual principal payments of $0.5 million in 2000, $1.0 million from 2001 through 2004, $36.1 million in 2005, $47.5 million in 2006, and $11.9 million in 2007. On May 10, 2001, the Company entered into an amendment to its $175.0 million revolving credit facility, (the "Amended Revolving Credit Facility"). The Amended Revolving Credit Facility decreased the aggregate commitment available under the revolving credit facility from $175.0 million to $135.0 million and amended the Cash Coverage Ratio and Senior Leverage Ratio as defined within the Amended Revolving Credit Facility.

The Term Loan B and the Amended Revolving Credit Facility bear interest at the Company's option equal to the Base Rate (as defined in the Amended Revolving Credit Facility) or the Eurodollar Rate (as defined in the Amended Revolving Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Revolving Credit Facility. There is an individual margin for the Term Loan B and the Amended Revolving Credit Facility. The Company pays a fee equal to the Applicable Margin or Eurodollar advances (as defined in the Amended Revolving Credit Facility) per annum on the aggregate amount of outstanding letters of credit. The Company also pays a fee on the unused portion of the Amended Revolving Credit Facility. No principal payments are due on the Amended Revolving Credit Facility until the maturity date, except with respect to the Term Loan B noted above.

The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholder's equity, tangible equity and cash flow. Total interest expense for 2001 was $31.7 million, including debt issuance amortization costs of $1.7 million. The degree to which LGO is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 2002, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Amended Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of it competitors, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

As of December 31, 2001, $141.5 million was outstanding under the Amended Revolving Credit Facility, including Term Loan B.

Liquidity. The Company's principal sources of funds will be cash provided by operating activities and borrowings under its Amended Revolving Credit Facility. The Company's ability to fully utilize its Amended Revolving Credit Facility is limited by certain financial covenants, including the Senior Leverage Ratio and Cash Interest Coverage Ratio as said terms are defined in the Amended Revolving Credit Facility.

The Indenture relating to the Notes and the Amended Revolving Credit Facility impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company satisfy certain financial tests, limitations on capital expenditures and restrictions on the ability of the Company to incur debt, pay dividends or take certain other corporate actions.

Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, all required capital expenditures and pursue its business strategy for at least the next 12 months.

Summary Disclosure about Contractual Obligations and Commercial Commitments

The following table reflects a summary of the Company's contractual cash obligations:

                                         2002     2003    2004      2005     2006    Thereafter    Total
                                         ----     ----    ----      ----     ----    ----------    -----
Senior Subordinated 9 3/8% Notes                                                       180,000    180,000
Term Loan B                              1,000    1,000   1,000    12,375    11,875     71,250     98,500
Revolving Credit Facility                                                    42,950                42,950
Non-compete payments                       517      382     282       282       177        262      1,902
Finder Fee Payments                        350      125                                               475
Other                                      114        4       4         -         -          -        122
                                        -----------------------------------------------------------------
                                         1,981    1,511   1,286    12,657    55,002    251,512    323,949
                                        =================================================================

Summary Disclosures Regarding Related Parties

EXECUTIVE STOCK INVESTMENTS

Upon the commencement of his employment in January 1998 the Parent loaned the Chief Executive Officer $250,000 pursuant to an Unsecured Promissory Note. The loan was forgiven on a pro rata daily basis from January 28, 1998 to January 28, 2001.

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

On August 11, 2000, the Company, Kenneth L. Serota (the "Executive"), LGP, Green Equity Investors II, L.P. ("Green II") and Green Equity Investors III, L.P. ("Green III") entered into that certain Amendment to Employment Agreement, dated as of such date (the "Employment Agreement Amendment"), pursuant to which that certain Employment Agreement, dated as of November 21, 1997, between the Registrant's Subsidiary, the Executive and LGP was amended. Under and pursuant to the Employment Agreement Amendment, the Parent issued and sold to the Executive 4,372 shares of Common Stock of the Parent and 184.42 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock of the Parent for an aggregate purchase price of $250,000. In addition, the Parent issued and sold to the Executive 23,174 shares of Common Stock of the Parent for a purchase price per share of $15.00 for an aggregate purchase price of $348,000 in the form of notes.

On December 15, 2000, the Parent issued and sold to management investors 28,626 shares of common stock of the Parent for an aggregate purchase price of $429,000.

During 2001, the Company repurchased 22,344 shares of common stock from former management stockholders. The purchase price was paid through loan forgiveness and cash.

MAJORITY COMMON STOCKHOLDER FEES

The Company paid $1,320,000 and $1,480,000 in management fees in 2000 and 2001, respectively and $356,000 and $375,000, in 2000 and 2001, respectively, in acquisition finders fees to the majority common stockholder of its Parent and is obligated to pay acquisition finders fees of $475,000 at December 31, 2001 as a result of fees owed on prior years' acquisitions.

NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Long-Lived Assets." The new standard supercedes FASB Statement No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board Opinion No. 30 (APB 30), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date as presently required by APB 30. The provisions of SFAS 144 are effective for financial statements beginning after December 15, 2001, but allow for early application. We plan to adopt this standard as of the beginning of our fiscal 2002. The provisions of SFAS 144 generally are to be applied prospectively. Therefore, the adoption of this standard will not affect previously reported financial information. We are currently evaluating the impact SFAS 144 will have on our results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in its LIBOR-based interest rates on its Amended Revolving Credit Facility. At December 31, 2001, based on a hypothetical 10% decrease in interest rates related to such facility, the Company estimates that the fair value of its debt would have increased by approximately $1.2 million. At December 31, 2001, the Company had $141.5 million of borrowings outstanding under its Amended Revolving Credit Facility. A hypothetical 10% increase in interest rates would result in additional interest expense of approximately $1.2 million.


Additional information regarding the Company's Amended Revolving Credit Facility is contained in Item 7 of this Form 10-K under "Liquidity and Capital Resources."


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information in response to this Item 8 is included in the consolidated financial statements and notes thereto, and related Independent Auditors' Report, appearing on pages F-1 to F-16 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of individuals who serve as directors and executive officers of LGP and LGO. Each director of the Company will hold office until the next annual meeting of the stockholders or until his successor has been elected. Qualified officers of LGP and the Company are elected by their respective Boards of Directors and serve at the discretion of such Boards.

NAME                AGE   POSITION
----                ---   --------

Kenneth L. Serota    40   President, CEO, and Director
Scott T. Champion    42   Executive Vice President - Operations, and Director
Gene A. Hall         50   Senior Vice President - Midwestern Region
Daniel D. Lewis      38   Vice President and Secretary

Randy Cope           41   Vice President - Missouri, Kansas, Arkansas
Kelly Luvison        42   Vice President - Western New York Region
Theodore G. Mike     55   Vice President - Eastern Region
Leonard I. Green     67   Chairman of the Board of Directors
John G. Danhakl      46   Director
Peter J. Nolan       43   Director
Jonathan Seiffer     30   Director

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

Gene A. Hall is Senior Vice President and has primary responsibility for newspaper publications in the Midwestern region of the United States. He served as a Senior Vice President of APC from 1992 to 1998. Prior thereto, he served as a regional manager and had been employed at APC since 1988. Prior to his employment at APC, Mr. Hall was the owner and publisher of the Charles City Press, Six County Shopper and The Extra in Charles City, Iowa. Mr. Hall currently serves as the publisher of the Charles City Press, Six County Shopper and The Extra, which publications were acquired by the Company in the Initial Acquisition, and has served in such positions since 1986. Mr. Hall has more than 33 years of experience in the newspaper industry. Mr. Hall is also a director of First Security Bank & Trust.

Daniel D. Lewis is Vice President and Secretary with primary responsibility over the Company's financial and accounting activites. Prior to May 2001, Mr. Lewis served as corporate controller for LGP. Prior to joining the Company, Mr. Lewis served as a management consultant for PriceWaterhouseCoopers. In addition, Mr. Lewis has held management positions with Kraft Foods and Berkshire Hathaway. Mr. Lewis is a certified public accountant and graduate of Indiana University.

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

Theodore G. Mike is Vice President and has primary responsibility for many the Company's newspaper operations in the eastern region of the United States. Mr. Mike served as regional manager for the Company since the Initial Acquisition and was appointed as Vice President in January 1999. Mr. Mike served as a regional manager for American Publishing Company since 1992. Mr. Mike currently serves as the publisher of The Evening Times and The Evening Times Extra in Sayre, Pennsylvania, publications which were acquired by the Company in the Initial Acquisition, and has served in such position since 1992. Mr. Mike has more than 35 years of experience in the newspaper industry.

Leonard I, Green has been a Director since 1998. Mr. Green has been an executive officer of Leonard Green & Partners, L.P. ("LGP") since its formation in 1994. Mr. Green has also been, individually or through a corporation, a partner in a merchant banking firm affiliated with LGP since its inception in 1989. Mr. Green is also a director of Rite Aid Corporation, Communications & Power Industries, Inc. and Dollar Financial Group, Inc.

John G. Danhakl has been a Director since 1998. Mr. Danhakl has been a partner of LGP since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated ("Drexel"). Mr. Danhakl is also a director of Diamond Triumph Auto Glass, Inc., Twinlab Corporation, The Arden Group, Inc., Petco Animal Supplies, Inc., Leslie's Poolmart, Inc., Big 5 Corporation, Communications and Power Industries, Inc., VCA Antech, Inc. and several private companies.

Peter J. Nolan. Mr. Nolan has been a Director since 1998. Mr. Nolan has been a partner of LGP since 1997. Mr. Nolan previously served as Managing Director and Co-Head of DLJ's Los Angeles Investment Banking Division since 1990. Prior to joining DLJ, Mr. Nolan had been a First Vice President at Drexel. Mr. Nolan is also a director of VCA Antech, Inc. and several private companies.

Jonathan A. Seiffer has been a Director since 1998. Mr. Seiffer has been a partner of LGP since 1999. From 1997 through 1999, Mr. Seiffer was a Vice President of LGP from 1994 through 1997, Mr. Seiffer was an Associate at LGP. Prior to joining LGP, Mr. Seiffer was a member of the corporate finance department of DLJ. Mr. Seiffer is also a director of Diamond Triumph Auto Glass, Inc., Gart Sports Company, Dollar Financial Group, Inc. and several private companies.

ITEM 11. EXECUTIVE COMPENSATION.

                                           ANNUAL COMPENSATION
                                           -------------------
NAME AND POSITION              YEAR   SALARY     BONUS      OTHER      TOTAL
-----------------              ----   ------     -----      -----      -----
Kenneth L. Serota............  1999  $375,000  $400,000  $121,013(1)  $896,013
President and CEO............  2000   400,000   300,000   140,653(2)   840,653
..............................  2001   450,000         -    47,456(3)   497,456

Theodore G. Mike.............  1999   102,025    29,245     8,330      139,600
Vice President...............  2000   112,450    15,500     9,621      137,571
..............................  2001   114,663    17,337     9,634      141,634

Scott T. Champion ...........  1999   125,000    75,000    18,520      218,520
Executive V.P. - Operations..  2000   150,000    85,000    24,808      259,808
..............................  2001   170,000    25,000    19,365      214,365

Gene A. Hall ................  1999   125,000    50,000    18,723      193,723
Senior V.P...................  2000   132,788    38,200    24,808      195,808
..............................  2001   145,000    30,000    19,427      194,427

Randy Cope ..................  1999   120,000    45,750     5,154      170,904
Vice President...............  2000   130,000    62,000     5,808      197,807
..............................  2001   145,000    25,000    12,393      182,393

(1) Mr. Serota's 1999 other compensation consists of $110,013 in loan forgiveness pursuant to his employment agreement, plus a $5,000 contribution to a deferred compensation plan and a car allowance of $6,000.

(2) Mr. Serota's 2000 other compensation consists of $109,973 in loan forgiveness, plus a $5,500 contribution to a deferred compensation plan, a car allowance of $3,000, $22,000 in common shares, and $180 in life insurance.

(3) Mr. Serota's 2001 other compensation consists of $32,844 in loan forgiveness, plus a $5,500 contribution to a deferred compensation plan, a car allowance of $8,600, and $512 in life insurance.


COMPENSATION OF DIRECTORS AND MANAGEMENT FEES

Individuals who are officers of Operating Company and LGP, as well as Messrs. Green, Seiffer, Danhakl and Nolan, do not receive any compensation directly for their service on LGP's and Operating Company's Boards of Directors. Operating Company has agreed, however, to pay Leonard Green Partners, L.P. ("Leonard Green") an annual management fee of $1.5 million. Such fee is payable in equal monthly installments, but is subordinated in right of payment to the Senior Discount Debentures and the Senior Subordinated Notes for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. Leonard Green also received acquisition finders' fees of $375,000 in 2001 and is owed $475,000 at December 31, 2001, as a result of fees owed on prior years' acquisitions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company's Compensation Committee consisted of Peter Nolan, Jonathan Seiffer and Kenneth Serota.

EMPLOYMENT AGREEMENT

The Company, the Parent, and Kenneth Serota (the "Executive") entered into an employment agreement, dated as of November 21, 1997 (the "Employment Agreement"), whereby the Executive agreed to serve as President and Chief Executive Officer of the Company for a period of three years commencing January 1, 1998 and for additional successive one-year periods thereafter, unless either party gives timely notice to the other that the employment term shall not be so extended.

The Employment Agreement provided for a base salary of $350,000, $375,000 and $400,000 for the years 1998, 1999 and 2000, respectively, and those benefits generally available to the employees of the Company, including life insurance, health insurance, deferred compensation and profit sharing. In addition to receiving a base salary, the Executive is eligible to receive a bonus based on the attainment of applicable performance standards agreeable to the Company and the Executive, including standards based on annual revenue growth, EBITDA growth, completion of reasonably acceptable acquisitions and growth of acquired properties. The Employment Agreement also provided, subject to certain exceptions, that upon a termination of the Executive 's employment during the term thereof (other than for "cause" as defined therein or voluntary resignation), the Company is generally obligated to pay the Executive the greater of one year's salary or an amount equal to his base salary for the remaining term under the Employment Agreement plus, in either case, a portion of his bonus for the year of termination.

On August 11, 2000, the Company, the Parent, the Executive, Green II and Green III entered into an Amendment to Employment Agreement, dated as of such date (the "Employment Agreement Amendment"), pursuant to which the Employment Agreement was amended as follows: (i) the term of the Employment Agreement was extended for an additional three-year period until January 1, 2004; (ii) the annual base salary payable to the Executive thereunder for the fourth, fifth and sixth years of the extended term thereof was established at $450,000, $475,000 and $500,000, respectively; (iii) the Company agreed to pay, in arrears, to the Executive thereunder an automobile allowance of $500 per month for each month during the extended term thereof ending on or prior to December 31, 2000 and $800 per month for each month of the extended term thereof thereafter; and (iv) the Company agreed to pay to the Executive eighteen (18) months of base salary at the then current annual base salary payable to the Executive thereunder in the event that the Executive's employment with the Company is terminated by the Company without Cause or by the Executive for Good Reason, each as defined in such Employment Agreement, as amended by the Employment Agreement Amendment (as so amended, the "Employment Agreement").

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER.

The compensation package of Mr. Kenneth L. Serota, the Company's President and Chief Executive Officer, primarily consists of base salary and bonus components. Mr. Serota earned a base salary of $450,000 in 2001. In addition, Mr. Serota received certain other customary perquisites and benefits. As of December 31, 2001, Mr. Serota beneficially owned 93,746 shares, or 4%, of LGP Common Stock.

As of August 11, 2000, the Company and Mr. Serota entered into the Employment Agreement Amendment. See "Item 11. Executive Compensation--Employment Agreements." In establishing the terms of Mr. Serota employment agreement, the Compensation Committee took into account both the position and expertise of Mr. Serota. Mr. Serota's bonus, if any, in respect of fiscal year 2002 will be determined in accordance with economic performance of the Company including acquisitions and divestitures.

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
3000 Dundee Rd., Suite #203
Northbrook, IL 60062

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT AGREEMENT

The Company has employment agreements and arrangements with its Chief Executive Officer. See "Item 11. Executive Compensation -- Employment Agreements."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  1. Consolidated Financial Statements.

        Independent Auditors' Report.

        Consolidated Balance Sheets as of December 31, 2000 and 2001.

        Consolidated Statements of Operations for the years ended December 31, 1999, 2000, and 2001.

        Consolidated Statements of Stockholder's Equity for the years ended December 31, 1999, 2000, and 2001.

        Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000, and 2001.

        Notes to Consolidated Financial Statements.

     2. The following consolidated financial statement schedule of the Company and the related Independent Auditors' Report are included in this Form 10-K on pages S-1 and S-2: Independent Auditors' Report - Schedule II
        - Valuation and Qualifying Accounts. All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

     3. The exhibits filed as a part of this report are listed in the following Exhibit Index.

                               INDEX TO EXHIBITS
                               -----------------

EXHIBITS INDEX

Exhibit
No.                                            Items
---                                            -----
2.1           Asset Purchase Agreement dated as of November 21, 1997, among Liberty       Incorporated by reference to
              Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),     Exhibit 2.1 included on the
              Liberty Group Operating , Inc., Hollinger International Inc., APAC-90       Company's Registration Statement
              Inc., American Publishing, and APAC-95, Inc.                                on Form S-4 (Registration No.
                                                                                          333-46957) (the "Company's S-4").

2.2           Asset Purchase Agreement dated as of November 21, 1997, among Liberty       Incorporated by reference to
              Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),     Exhibit 2.2 included on the
              Liberty Group Operating, Inc., Hollinger International Inc., American       Company's S-4.
              Publishing Company of Illinois, APAC-90 Inc., and APAC-95, Inc.

2.3           Exchange Agreement dated as of November 21, 1997, between American          Incorporated by reference to
              Publishing Company of Illinois and Chicago Deferred Exchange                Exhibit 2.3 included on the
              Corporation.                                                                Company's S-4.

2.4           Qualified Exchange Trust Agreement, dated as of November 21, 1997 among     Incorporated by reference to
              the Chicago Trust Company, as Trustee under Trust No. 38347501, Chicago     Exhibit 2.4 included on the
              Deferred Exchange Corporation, and American Publishing Company of           Company's S-4.
              Illinois.

2.5           Amendment to Asset Purchase Agreement dated as of January 14, 1998,         Incorporated by reference to
              among Liberty Group Publishing, Inc., Green Equity Investors II, L.P.       Exhibit 2.5 included on the
              (as guarantor), Liberty Group Operating, Inc., Hollinger International      Company's S-4.
              Inc., APAL-90 Inc., American Publishing (1991) Inc. and APAC-95 Inc.

2.6           Amendment to Asset Purchase Agreement, dated as of January 14, 1998,        Incorporated by reference to
              among Liberty Group Publishing, Inc., Green Equity Investors II, L.P.       Exhibit 2.6 included on the
              (as guarantor), Liberty Group Operating, Inc., Hollinger International      Company's S-4.
              Inc., American Publishing Company of Illinois, APAC-90 Inc., American
              Publishing (1991) Inc. and APAC-95 Inc.

2.7           Amendment to Exchange Agreement, dated as of January 14, 1998, between      Incorporated by reference to
              American Publishing Company of Illinois and Chicago Deferred Exchange       Exhibit 2.7 included on the
              Corporation.                                                                Company's S-4.

2.8           Amendment to Qualified Exchange Trust Agreement, dated as of January        Incorporated by reference to
              14, 1998, among The Chicago Trust Company, as Trustee under No.             Exhibit 2.8 included on the
              38347501, Chicago.                                                          Company's S-4.

2.9           Agreement dated as of January 15, 1998, among Liberty Group Publishing,     Incorporated by reference to
              Inc., Green Equity Investors II, L.P. (as guarantor), Liberty Group         Exhibit 2.9 included on the
              Operating, Inc., Hollinger International, Inc., American Publishing         Company's S-4.
              Company of Illinois, APAC-90 Inc., American Publishing (1991) Inc., and
              APAC-95 Inc.

2.10          Agreement dated as of January 23, 1998, among  American Publishing          Incorporated by reference to
              Company of Illinois, Chicago Deferred Exchange Corporation and The          Exhibit 2.10 included on the
              Chicago Trust Company.                                                      Company's S-4.

2.11          Agreement dated as of January 26, 1998, among Liberty Group Publishing,     Incorporated by reference to
              Inc., Green Equity Investors II, L.P. (as guarantor), Liberty Group         Exhibit 2.11 included on the
              Operating, Inc. Hollinger International, Inc., American Publishing          Company's S-4.
              Company of Illinois, APAC-90 Inc., American Publishing (1991) Inc., and
              APAC-95 Inc.

3.1           Amended and Restated Certificate of Incorporation of Liberty Group          Incorporated by reference to
              Operating, Inc.                                                             Exhibit 3.1 included on the
                                                                                          Company's S-4.

3.2           By-laws of Liberty Group Operating, Inc.                                    Incorporated by reference to
                                                                                          Exhibit 3.2 included on the
                                                                                          Company's S-4.


4.1           Indenture dated as of January 27, 1998 among Liberty Group Operating,       Incorporated by reference to
              Inc. and State Street Bank and Trust Company, as Trustee, including         Exhibit 4.1 included on the
              form of 11-5/8% Senior Discount Debentures due 2009.                        Company's S-4.

4.2           Indenture, dated as of January 27, 1998, among, Liberty Group               Incorporated by reference to
              Publishing, Inc. and State Street Bank and Trust Company, as Trustee,       Exhibit 4.3 included on the
              including form of 14-3/4% Senior Subordinated Debentures due 2010.          Company's S-4.

*10.1         Employment Agreement dated as of November 27, 1997, between Liberty         Incorporated by reference to
              Group Operating, Inc. and Kenneth L. Serota.                                Exhibit 10.1 included on the
                                                                                          Company's S-4.


*10.2         Amendment to Employment Agreement, dated as of August 11, 2000, between     Incorporated by reference to
              Liberty Group Operating, Inc., Kenneth L. Serota, Liberty Group             Exhibit 10.2 included on the
              Publishing, Inc., Green Equity Investors II, L.P. and Green Equity          Company's Annual Report on Form
              Investors III, L.P.                                                         10-K for the year ending December
                                                                                          31, 2000 (the "Company's 2000 10-K").

10.3          Non-Competition Agreement dated as of January 27, 1998 between Liberty      Incorporated by reference to
              Group Operating, Inc. and Hollinger International, Inc.                     Exhibit 10.3 included on the
                                                                                          Company's S-4.

10.4          Management Services Agreement, dated as of April 18, 2000, between          Incorporated by reference to
              Liberty Group Operating, Inc. and Leonard Green & Partners, L.P.            Exhibit 10.13 included on the
                                                                                          Company's 2000 10-K.

10.5          Amended and Restated Credit Agreement dated as of April 18, 2000, among     Incorporated by reference to
              Liberty Group Operating, Inc., Liberty Group Publishing, Inc., Citicorp     Exhibit 10.14 included on the
              USA, Inc. Citibank N.A. DB Banc Alex Brown, LLC, Wells Fargo Bank,          Company's 2000 10-K.
              N.A., and Bank of America, N.A.

10.6          First Amendment to Amended and Restated Credit Facility dated May 10,       Incorporated by reference to
              2001, between Liberty Group Operating, Inc. (Borrower), Liberty Group       Exhibit 99 included on the
              Publishing, Inc. (Holdings), the Lenders, Citibank N.A. (Issuing Bank)      Company's March 31, 2001 10-Q.
              and Citicorp USA, Inc. (Administrative Agent).

10.7          Second Amendment to Amended and Restated Credit Facility and Limited        Included herewith.
              Waiver dated December 14, 2001, between Liberty Group Operating, Inc.
              (Borrower), Liberty Group Publishing, Inc. (Holdings), the Lenders,
              Citibank N.A. (Issuing Bank) and Citicorp USA, Inc. (Administrative
              Agent).

10.8          Pledge Agreement dated as of January 27, 1998 from Liberty Group            Incorporated by reference to
              Publishing, Inc., Liberty Group Arizona Holdings, Inc., Liberty Group       Exhibit 10.6 included on the
              Arkansas Holdings, Inc., Liberty Group California Holdings, Inc.,           Company's S-4.
              Liberty Group Illinois Holdings, Inc., Liberty Group Iowa Holdings,
              Inc., Liberty Group Kansas Holdings, Inc., Liberty Group Missouri
              Holdings, Inc., Liberty Group New York Holdings, Inc., Liberty Group
              Pennsylvania Holdings, Inc., Liberty Group Management Services, Inc. to
              the lenders under the Credit Agreement.

10.9          Pledge Agreement dated as of January 27, 1998 from Liberty Group            Incorporated by reference to
              Operating, Inc. to the lenders under the Credit Agreement.                  Exhibit 10.7 included on the
                                                                                          Company's S-4.

10.10         Stock Purchase Agreement, dated as of December 16, 1998, by and between     Incorporated by reference to
              the shareholders of Life Printing & Publishing Co., Inc., Jongo Real        Exhibit 2.1 included on the
              Estate Partnership and Liberty Group Operating, Inc.                        Company's Current Report on Form
                                                                                          8-K (the "Company's 8-K") filed
                                                                                          on January 28, 1999.

10.11         Asset Exchange Agreement, dated as of July 1, 1999, among Liberty Group     Incorporated by reference to
              Operating, Inc., Liberty Group Pennsylvania Holdings, Inc. and              Exhibit 2.1 included on the
              Newspaper Holdings, Inc.                                                    Company's 8-K filed on July 16,
                                                                                          1999.

10.12         Asset Purchase Agreement, dated as of June 29, 2000, by and between         Incorporated by reference to
              Midwest Publishing Statutory Trust and Liberty Group Michigan Holdings,     Exhibit 2.1 included on the
              Inc.                                                                        Company's 8-K filed on July 14,
                                                                                          2000.

10.13         Joinder and Assumption Agreement, dated as of June 30, 2000, by IMG         Incorporated by reference to
              Holdings, Inc., Independent Media Holdings, Inc. and  Independent Media     Exhibit 2.2 included on the
              Group, Inc., and acknowledged by Midwest Publishing Statutory Trust and     Company's 8-K filed on July 14,
              Liberty Group Michigan Holdings, Inc.                                       2000.

10.14         Asset Purchase Agreement, dated as of October 31, 2000, by and between      Incorporated by reference to
              Mid-Illinois Newspapers, Inc. and Liberty Group Illinois Holdings, Inc.     Exhibit 2.1 included on the
                                                                                          Company's 8-K filed on November
                                                                                          16, 2000.

10.15         Stock Purchase Agreement, dated as of January 3, 2000, by and between       Incorporated by reference to
              the Shareholders listed on Schedule 1 thereto, Free Press Properties,       Exhibit 2.1 included on the
              LLC, a Nevada limited liability company and Liberty Group Nevada            Company's 8-K filed on January
              Holdings, Inc., a Delaware corporation.                                     18, 2000.

10.16         Stock Purchase Agreement, dated as of May 1, 2000, by and between the       Incorporated by reference to
              Shareholders listed on Schedule 1 thereto, Downers Grove Reporter, an       Exhibit 2.1 included on the
              Illinois general partnership comprised of Chester J. Winter, Jr. and        Company's 8-K filed on May 16,
              Patricia K. Winter, and Liberty Group Suburban Newspapers, Inc., a          2000.
              Delaware corporation.

*10.17        Liberty Group Publishing, Inc.'s Publisher's Deferred Compensation          Incorporated by reference to
              Plan.                                                                       Exhibit 10.10 included on the
                                                                                          Company's Annual Report on
                                                                                          Form 10-K for the period ended
                                                                                          December 31, 1998 (the "Company's
                                                                                          1998 10-K").

*10.18        Liberty Group Publishing, Inc.'s Executive Benefit Plan.                    Incorporated by reference to
                                                                                          Exhibit 10.11 included on the
                                                                                          Company's 1998 10-K.

*10.19        Liberty Group Publishing, Inc.'s Executive Deferral Plan.                   Incorporated by reference to
                                                                                          Exhibit 10.12 included on the
                                                                                          Company's 1998 10-K.

*10.20        Liberty Group Publishing, Inc.'s 1999 Stock Option Plan.                    Incorporated by reference to
                                                                                          Exhibit 10.15 included on the
                                                                                          Company's 1999 10-K.

21            Subsidiaries of Liberty Group Operating, Inc.                               Included herewith.


21      Subsidiaries of Liberty Group Publishing, Inc.                              Incorporated by reference to 12/31/01
                                                                                    10-K.




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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Liberty Group Operating, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty Group Operating, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Liberty Group Operating, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                       /s/ KPMG LLP

Chicago, Illinois
March 18, 2002

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                         DECEMBER 31,
                                                         ------------
                                                    2000             2001
                                                    ----             ----
Assets
Current assets:
   Cash and cash equivalents..................  $       1,036   $        1,474
   Accounts receivable, net of allowance for
        doubtful accounts of $1,523 and
        $1,458 in 2000 and 2001,
        respectively..........................         22,605           21,398
   Inventory..................................          3,042            2,824
   Prepaid expenses...........................          1,169            1,602
   Other current assets.......................            144               25
                                                -------------   --------------
   Total current assets.......................         27,996           27,323
   Property, plant and equipment, net.........         55,817           52,536
   Intangible assets, net.....................        467,604          452,418
   Deferred financing costs, net..............          7,483            6,364
   Other assets...............................            402              336
                                                -------------   --------------
   Total assets...............................  $     559,302   $      538,977
                                                =============   ==============
Liabilities and stockholder's equity
Current liabilities:
   Current  portion of Term Loan B............  $       1,000   $        1,000
   Current portion of long-term liabilities...          1,181              981
   Accounts payable...........................          2,253            2,243
   Accrued expenses...........................         16,305           13,394
   Deferred revenue...........................          9,117            9,217
                                                -------------   --------------
Total current liabilities.....................         29,856           26,835
Long-term liabilities:
   Senior subordinated notes..................        180,000          180,000
   Term Loan B, less current portion..........         98,500           97,500
   Borrowings under revolving
   credit facility............................         49,400           42,950
   Long-term liabilities, less
        current portion.......................          2,338            1,518
   Deferred income taxes......................         25,484           25,484
                                                -------------   --------------
Total liabilities.............................        385,578          374,287
Stockholder's equity:
   Common stock, $0.01 par value, 1,000 shares
        authorized, 100 shares issued and
        outstanding in 2000 and 2001..........              -                -
   Additional paid in capital.................        176,736          176,845
   Accumulated deficit........................         (3,012)         (12,155)
                                                -------------   --------------
   Total stockholder's equity.................        173,724          164,690
                                                -------------   --------------
Total liabilities and stockholder's equity....  $     559,302   $      538,977
                                                =============   ==============

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                                 ------------------------
                                                       1999                2000            2001
                                                       ----                ----            ----
REVENUES:
   Advertising................................    $      121,430   $      150,247    $      152,382
   Circulation................................            27,543           32,318            35,347
   Job printing and other.....................            12,382           12,119            14,251
                                                  --------------   --------------    --------------
Total revenues................................           161,355          194,684           201,980
OPERATING COSTS AND EXPENSES:
   Operating costs............................            68,351           83,716            90,380
   Selling, general and administrative........            51,522           63,817            66,581
   Depreciation and amortization..............            16,657           19,864            21,997
                                                  --------------   --------------    --------------
Income from operations........................            24,825           27,287            23,022
Interest expense..............................            24,107           30,895            29,935
Amortization of debt issue costs..............             1,109            1,237             1,723
Net gain on exchange and
   disposition of properties..................             6,196                -                 -
                                                  --------------   --------------    --------------
Income (loss) before income taxes
   and extraordinary item.....................             5,806           (4,845)           (8,636)
Income taxes..................................             2,752              491               444
                                                  --------------   --------------    --------------
Income (loss) before extraordinary item.......             3,054           (5,336)           (9,080)
Extraordinary gain on
   insurance proceeds.........................               485                -                 -
                                                  --------------   --------------    --------------
Net income (loss).............................    $       3,539    $      (5,336)    $      (9,080)
                                                  ==============   ==============    ===============


          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                           COMMON       COMMON       ADDITIONAL
                                            STOCK        STOCK         PAID-IN    ACCUMULATED
                                           SHARES       AMOUNT         CAPITAL      DEFICIT         TOTAL
                                         ----------  ------------   ----------   -----------    -----------
Balances at 12/31/98...............             100  $          -   $  148,661   $      (965)   $   147,696
   Dividend paid to
     Company's parent..............               -             -            -          (250)          (250)
   Net income......................               -             -            -         3,539          3,539
                                         ----------  ------------   ----------   -----------    -----------
Balances at 12/31/99...............             100             -      148,661         2,324        150,985
   Net contributions of capital....               -             -       28,075             -         28,075
   Net loss........................               -             -            -        (5,336)        (5,336)
                                         ----------  ------------   ----------   -----------    ------------
Balances at 12/31/00...............             100             -      176,736        (3,012)       173,724
                                         ----------  ------------   ----------   -----------    ------------
   Net contributions of capital....               -             -          109             -            109
   Dividend paid to Company's
     Parent.......................                -             -            -           (63)           (63)
   Net loss........................               -             -            -        (9,080)        (9,080)
                                         ----------  ------------   ----------   -----------    ------------
Balances at 12/31/01...............             100  $          -   $  176,845   $   (12,155)   $   164,690
                                         ==========  ============   ==========   ===========    ===========


          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                      1999          2000          2001
                                                                                      ----          ----          ----
Cash flows from operating activities:
   Net loss....................................................................    $    3,539    $   (5,336)   $    (9,080)
Adjustments to reconcile net income (loss) to net provided by operating activities:
   Depreciation and amortization...............................................        16,657        19,864         21,997
   Amortization of debt issue costs............................................         1,109         1,237          1,723
   Non-cash compensation.......................................................           223           163            109
   Net gain on exchange and disposition of properties..........................        (6,196)            -              -
   Extraordinary gain..........................................................          (485)            -              -
   Changes in assets and liabilities, net of acquisitions and dispositions:
      Accounts receivable, net.................................................        (1,326)          372          1,354
      Inventory................................................................           139          (467)           218
      Prepaid expenses and other assets........................................        (2,552)         (417)          (314)
      Accounts payable.........................................................        (2,338)          (38)          (242)
      Accrued expenses.........................................................        (3,173)          427         (2,932)
      Deferred revenue.........................................................           445           (72)            92
                                                                                   ----------    -----------   -----------
Net cash flows provided by operating activities................................         8,499        15,734         12,925
                                                                                   ----------    ----------    -----------
Cash flows from investing activities:
   Purchases of property, plant and equipment..................................        (5,687)       (9,654)        (2,715)
   Proceeds on sale of properties..............................................             -         2,103              -
   Acquisitions, net of cash acquired..........................................       (54,822)      (84,541)          (615)
                                                                                   ----------    ----------    ------------
Net cash flows used in investing activities....................................       (60,509)      (92,092)        (3,330)
                                                                                   ----------    ----------    ------------
Cash flows from financing activities:
   Net proceeds from issuing long-term debt....................................             -        98,505              -
   Borrowings (repayments) under revolving credit facility, net of fees........        53,500        71,750         (7,065)
   Net contributions of capital from Parent....................................             -        28,075              -
   Dividend paid to Company's Parent...........................................          (250)            -            (63)
   Payments of long term debt..................................................             -             -         (1,000)
   Payments on long term liabilities...........................................          (405)         (945)        (1,029)
   Payment of debt on prior revolving credit facility..........................             -      (121,850)             -
                                                                                   ----------    -----------   -----------
   Net cash provided by (used in) financing activities.........................        52,845        75,535         (9,157)
                                                                                   ----------    ----------    ------------
Net increase (decrease) in cash and cash equivalents...........................           835          (824)           438
Cash and cash equivalents, at beginning of period..............................         1,025         1,860          1,036
                                                                                   ----------    ----------    ------------
Cash and cash equivalents, at end of period....................................    $    1,860    $    1,036    $     1,474
                                                                                   ==========    ==========    ============
Supplemental cash flow disclosure -
   Non cash gain on exchange of properties.....................................    $    7,899    $        -    $         -
   Cash interest paid..........................................................        24,107        28,388         32,130
   Income taxes paid...........................................................           130           532            505




          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)     DESCRIPTION OF BUSINESS

Liberty Group Operating, Inc. and subsidiaries (the "Company") is a wholly-owned subsidiary of Liberty Group Publishing, Inc. (the "Parent" or "LGP"). The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company owns and operates 339 publications in 17 states. The Company's total revenues in 2001 were derived from advertising (75%), circulation (18%) and job printing and other (7%). Raw materials, mainly newsprint and ink, are readily available from a number of suppliers. No single customer accounts for a significant percentage of revenues.

         (B)     BASIS OF PRESENTATION

LGP was formed for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International Inc. ("Hollinger"). LGP is a holding company for the Company. The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

The Company assesses the recoverability of its long-lived assets, such as property, plant and equipment and intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. Factors leading to impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, and significant negative industry or economic trends. The assessment of recoverability is based on management's estimate. If undiscounted future operating cash flows do not exceed the net book value of the long-lived assets, then a permanent impairment has occurred. The Company would record the difference between the net book value of the long-lived asset and the fair value of such asset as a charge against income in the consolidated statement of operations if such a difference arose.

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

         (I)     FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-LIVED ASSETS

The Company has reviewed the following financial instruments and determined that their fair values approximated their carrying values as of December 31, 2001: cash equivalents; borrowings under line of credit; accounts receivable; accounts payable and accrued expenses; and long-term liabilities. It is not practical to determine the fair value of the senior subordinated notes as such securities are not actively traded.

         (J)     CASH EQUIVALENTS

Cash equivalents represent highly liquid certificates of deposit with a maximum term at origination of three months or less.

         (K)     RECLASSIFICATIONS

Certain amounts in prior years' consolidated financial statements and related notes have been reclassified to conform to the 2001 presentation.

(2) ACQUISITIONS AND DISPOSITIONS

During 1999, the Company acquired (net of exchanges and divestitures) 49 newspapers in 13 transactions for an aggregate purchase price of approximately $54,822. The excess of the purchase prices over the estimated fair value of the tangible and identifiable intangible assets acquired (goodwill) was approximately $48,195.

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

(3) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                         DECEMBER 31,
                                                     2000             2001
                                                     ----             ----

Land..........................................  $       8,112   $        8,125
Buildings and improvements....................         26,410           26,841
Machinery and equipment.......................         26,992           28,965
Furniture and fixtures........................          2,932            3,199
                                                -------------   --------------
                                                       64,446           67,130
Less accumulated depreciation
   and amortization...........................         (8,629)         (14,594)
                                                -------------   --------------
                                                $      55,817   $       52,536
                                                =============   ==============

(4) INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                                         DECEMBER 31,
                                                    2000             2001
                                                    ----             ----

Non-compete agreements........................  $      17,351   $       17,536
Subscriber lists..............................         53,348           53,385
Advertiser lists..............................        202,606          202,756
Archives .....................................         19,149           19,168
Goodwill......................................        212,103          212,528
                                                -------------   --------------
                                                      504,557          505,373
Less accumulated amortization.................        (36,953)         (52,955)
                                                -------------   --------------
                                                $     467,604   $      452,418
                                                =============   ==============

(5) ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                                         DECEMBER 31,
                                                    2000             2001
                                                    ----             ----

Accrued payroll...............................  $       1,500   $        1,823
Accrued vacation..............................            646              594
Accrued bonus.................................          1,509              853
Accrued interest..............................         10,160            7,949
Accrued other.................................          2,490            2,175
                                                -------------   --------------
                                                $      16,305   $       13,394
                                                =============   ==============

(6) SENIOR SUBORDINATED NOTES

The acquisition of 166 newspapers from Hollinger in January 1998 was financed in part by: (i) $180,000 from the issuance and sale by the Company of $180,000 aggregate principal amount of 9.375% Senior Subordinated Notes (the "Notes") due February 1, 2008 and (ii) $50,500 from the issuance and sale by LGP of $89,000 aggregate principal amount of 11.625% Senior Discount Debentures (the "Debentures") due February 1, 2009.

The Notes were issued by the Company and are general unsecured obligations of the Company. The Notes are irrevocably and unconditionally jointly and severally guaranteed by each of the Company's existing and future subsidiaries. The Notes are redeemable for cash at the option of the Company anytime after February 1, 2003 at stipulated redemption amounts. In the event of a change in control (as defined in the Notes) of the Company, the Company must offer to repurchase the Notes at 101% of their principal amount.

(7) REVOLVING CREDIT FACILITY AND TERM LOAN B

On April 18, 2000, the Company entered into an agreement to amend and restate its $175,000 credit facility. The amendment and restatement extended the maturity date of the revolving credit facility from January 2003 to March 2005, and included the issuance of a $100,000 Term Loan B. The Term Loan B matures in March 2007 and requires annual principal payments of $500 in 2000, $1,000 from 2001 through 2004, $36,125 in 2005, $47,500 in 2006, and $11,875 in 2007.

On May 10, 2001, the Company entered into an amendment to its $175.0 million Revolving Credit Facility (the "Amended Revolving Credit Facility"). The Amended Revolving Credit Facility decreased the aggregate commitment available under the revolving credit facility $175.0 million to $135.0 million and amended the Cash Coverage Ratio and Senior Leverage Ratio 1 as defined within the Amended Revolving Credit Facility.

The Term Loan B and the Amended Revolving Credit Facility bear interest at the Company's option equal to the Base Rate (as defined in the Amended Revolving Credit Facility) or the Eurodollar Rate (as defined in the Amended Revolving Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Revolving Credit Facility. Total year 2001 interest expense for the Term B and the Revolving Credit Facility was $13,044. There is an individual margin applicable to each of the Term Loan B and the Amended Revolving Credit Facility. The Company pays a fee on the aggregate amount of outstanding letters of credit. The Company also pays a fee on the unused portion of the Amended Revolving Credit Facility. No principal payments are due on the Amended Revolving Credit Facility until the maturity date. At

December 31, 2001, the Company had utilized $42,950 of the Amended Revolving Credit Facility and $98,500 of the Term Loan B. The average interest rate on borrowings under revolving credit facilities for 2001 was 7.85%.

(8)  LONG-TERM LIABILITIES

Long-term liabilities principally represents amounts due under non-interest-bearing non-compete agreements, deferred acquisition consideration and principal payments on capital leases through 2008.

         The aggregate amount of payments related to long-term liabilities at December 31, 2001 are as follows:

               2002...................................           981
               2003...................................           511
               2004...................................           286
               2005...................................           282
               2006...................................           177
               Thereafter.............................           262
                                                        ------------
                                                        $      2,499
                                                        ============

(9)  COMMON STOCK

On the date of the Initial Acquisition, the Company issued 100 shares of Common Stock, par value $0.01 per share, to LGP. No other common shares were issued in 1999, 2000, or 2001.

(10) INCOME TAXES

Income taxes for the periods shown below consisted of:

                                             CURRENT     DEFERRED     TOTAL
                                             -------     --------     -----
Year ended December 31, 1999:
  U.S. Federal..........................    $      -     $  2,089    $   2,089
  State and local.......................         295          368          663
                                            --------     --------    ---------
                                            $    295     $  2,457    $   2,752
                                            ========     ========    =========
Year ended December 31, 2000:
  U.S. Federal..........................    $      -            -    $       -
  State and local.......................         491            -          491
                                            --------     --------    ---------
                                            $    491     $      -    $     491
                                            ========     ========    =========
Year ended December 31, 2001:
  U.S. Federal..........................    $      -     $      -    $       -
  State and local.......................         444            -          444
                                            --------     --------    ---------
                                            $    444     $      -    $     444
                                            ========     ========    =========

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income (loss) before income tax expense as a result of the following:



                                                        YEARS ENDED DECEMBER 31,
                                                     1999         2000         2001
                                                     ----         ----         ----
Computed "expected" tax expense (benefit).....  $     1,974   $   (1,647)  $  (2,936)
Increase in income taxes resulting from:
   Amortization of nondeductible goodwill.....          233          394       1,687
   State and local income taxes...............          438          324         293
   Nondeductible meals and entertainment......           40          110          95
   Nondeductible expenses.....................            3            4           -
   Other......................................          290            -           -
   Change in Federal valuation allowance......         (226)       1,306       1,305
                                                ------------  ----------   ---------
   ...........................................  $     2,752   $      491   $     444
                                                ===========   ==========   =========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at 2000 and 2001 are presented below:

                                                     2000            2001
                                                     ----            ----
Deferred tax assets:
   Accounts receivable, principally due
     to allowance for doubtful accounts.......  $         622   $          408
   Accrued expenses...........................          1,207            2,119
   Net operating losses.......................         12,323           19,154
                                                -------------   --------------
Gross deferred tax assets.....................         14,152           21,681
Less: valuation allowance.....................         (1,536)          (3,072)
                                                -------------   --------------
Net deferred tax assets.......................         12,616           18,609
                                                -------------   --------------
Deferred tax liabilities:
  Long-lived assets, principally due to
     differences in depreciation
     and amortization.........................          8,789           19,200
  Intangible assets, principally due to
     differences in amortization..............         29,311           24,893
                                                -------------   --------------
                                                       38,100           44,093
                                                -------------   --------------
   Net deferred tax liability.................  $      25,484   $       25,484
                                                =============   ==============

At December 31, 2001, the Company maintains net operating loss carry-forwards for Federal and state income tax purposes of $47,885, which are available to offset future taxable income, if any. These federal and state net operating loss carry-forwards begin to expire in 2018 and 2003, respectively.

The valuation allowance increased by $1,536 in 2000 and in 2001. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible. Management considers the scheduled reversals of deferred tax liability and tax planning strategies in making this assessment.

The Company acquired deferred tax liabilities of $5,996 and $0 in 2000 and 2001, respectively, through corporate acquisitions.

(11) EMPLOYEE BENEFIT PLANS

The Parent maintains certain benefit plans for the employees of the Company.

The Parent maintains a defined contribution plan conforming to IRS rules for 401(k) plans, for all of its employees satisfying minimum service requirements as set forth under the plan. The plan allows for a matching contribution at the discretion of the Company. The Company recorded $129, $271, and $296 in expenses related to the plan in 1999, 2000 and 2001, respectively.

The Parent maintains three non-qualified deferred compensation plans, as described below, for certain of the Company's employees.

The Parent maintains the Liberty Group Publishing, Inc. Publishers' Deferred Compensation Plan ("Publishers Plan"), a non-qualified deferred compensation plan for the benefit of certain designated publishers of the Company's newspapers. Under the Publishers' Plan, the Parent credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula which is based upon the gross operating profits of each such publisher's newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the Publishers' Plan in the event that the publisher's employment with the Company is terminated for "cause" as defined in the Publishers' Plan. Amounts credited to a participating publisher's bookkeeping account are distributable upon termination of the publisher's employment with the Company and will be made in a lump sum or installments as elected by the publisher. The Company recorded $133, $160 and $146 of compensation expense related to the plan in 1999, 2000 and 2001, respectively.

The Parent maintains the Liberty Group Publishing, Inc. Executive Benefit Plan ("Executive Benefit Plan"), a non-qualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Benefit Plan, the Parent credits an amount, determined at the Company's sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the Executive Benefit Plan in the event that the key employee's employment with the Company is terminated for "cause" as defined in the Executive Benefit Plan. Amounts credited to a participating key employee's bookkeeping account are distributable upon termination of the key employee's employment with the Company, and will be made in a lump sum or installments as elected by the key employee. The Company recorded $65, $66 and $61 of compensation expense related to the plan in 1999, 2000 and 2001, respectively.

The Parent maintains the Liberty Group Publishing, Inc. Executive Deferral Plan ("Executive Deferral Plan"), a non-qualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Deferral Plan, eligible key employees may elect to defer a portion of their compensation for payment at a later date. Currently, the Executive Deferral Plan allows a participating key employee to defer up to 100% of his or her annual compensation until termination of employment or such earlier period as elected by the participating key employee. Amounts deferred are credited to a bookkeeping account established by the Parent for this purpose. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. Amounts deferred under the Executive Deferral Plan are fully vested and nonforfeitable. The amounts in the bookkeeping account are payable to the key employee at the time and in the manner elected by the key employee.

(12) RELATED PARTY TRANSACTIONS

EXECUTIVE STOCK INVESTMENTS

Upon the commencement of his employment in January 1998 the Parent loaned the Chief Executive Officer $250,000 pursuant to an Unsecured Promissory Note. The loan was forgiven on a pro rata daily basis from January 28, 1998 to January 28, 2001.

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

On August 11, 2000, the Company, Kenneth L. Serota (the "Executive"), LGP, Green Equity Investors II, L.P. ("Green II") and Green Equity Investors III, L.P. ("Green III") entered into that certain Amendment to Employment Agreement, dated as of such date (the "Employment Agreement Amendment"), pursuant to which that certain Employment Agreement, dated as of November 21, 1997, between the Registrant's Subsidiary, the Executive and LGP was amended. Under and pursuant to the Employment Agreement Amendment, the Parent issued and sold to the Executive 4,372 shares of Common Stock of the Parent and 184.42 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock of the Parent for an aggregate purchase price of $250,000. In addition, the Parent issued and sold to the Executive 23,174 shares of Common Stock of the Parent for a purchase price per share of $15.00 for an aggregate purchase price of $348,000 in the form of notes.

On December 15, 2000, the Parent issued and sold to management investors 28,626 shares of common stock of the Parent for an aggregate purchase price of $429.

During 2001, the Company repurchased 22,344 shares of common stock from former management stockholders. The purchase price was paid through loan forgiveness and cash.

MAJORITY COMMON STOCKHOLDER FEES

The Company paid $1,320 and $1,480 in management fees in 2000 and 2001, respectively and $356,000 and $375,000, in 2000 and 2001, respectively, in acquisition finders fees to the majority common stockholder of its Parent and is obligated to pay acquisition finders fees of $475,000 at December 31, 2001 as a result of fees owed on prior years' acquisitions.

(13) NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test.

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

(14) SUBSEQUENT EVENTS

On January 7, 2002, the Company sold the assets of The Ottumwa Courier, a daily newspaper with a circulation of approximately 15,000. Along with the Courier, the property publishes four other shopper publications. The total sales price was $26,519.

INDEPENDENT AUDITORS' REPORT ON SCHEDULE II

The Board of Directors
Liberty Group Operating, Inc.:

Under date of March 18, 2002, we reported on the consolidated balance sheets of Liberty Group Operating, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                /s/ KPMG LLP

Chicago, Illinois
March 18, 2002

                                   SCHEDULE II

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

           ALLOWANCE FOR
              DOUBTFUL              BEGINNING   BAD DEBT                ENDING
              ACCOUNTS               BALANCE    EXPENSE   WRITE-OFFS   BALANCE
              --------               -------    -------   ----------   -------
Year ended December 31, 1999.......  $  1,182   $   912    $  (953)    $ 1,141
Year ended December 31, 2000.......  $  1,141   $ 1,771    $(1,389)    $ 1,523
Year ended December 31, 2001.......  $  1,523   $ 1,249    $(1,314)    $ 1,458


See accompanying Independent Auditors' Report on Schedule II.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2002                LIBERTY GROUP OPERATING, INC. (Registrant)

                                    By /s/ KENNETH L. SEROTA
                                       ----------------------------------------
                                    Kenneth L. Serota,
                                    President and
                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

Dated: April 1, 2002                /s/ KENNETH L. SEROTA
                                    -------------------------------------------
                                    Kenneth L. Serota,
                                    President and
                                    Chief Executive Officer
                                    and Director

Dated: April 1, 2002                /s/ DANIEL D. LEWIS
                                    -------------------------------------------
                                    Daniel D. Lewis,
                                    Vice President and Secretary,
                                    Vice President and Secretary,

Dated: April 1, 2002                /s/ LEONARD GREEN
                                    -------------------------------------------
                                    Leonard Green, Director

Dated: April 1, 2002                /s/ PETER NOLAN
                                    -------------------------------------------
                                    Peter Nolan, Director

Dated: April 1, 2002                /s/ JONATHAN SEIFFER
                                    -------------------------------------------
                                    Jonathan Seiffer, Director

Dated: April 1, 2002                /s/ JOHN DANHAKL
                                    -------------------------------------------
                                    John Danhakl, Director

Dated: April 1, 2002                /s/ SCOTT T. CHAMPION
                                    -------------------------------------------
                                    Scott T. Champion, Director

                                         INDEX TO EXHIBITS
                                         -----------------


Exhibit
No.                                            Items
---                                            -----
2.1           Asset Purchase Agreement dated as of November 21, 1997, among Liberty       Incorporated by reference to
              Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),     Exhibit 2.1 included on the
              Liberty Group Operating , Inc., Hollinger International Inc., APAC-90       Company's Registration Statement
              Inc., American Publishing, and APAC-95, Inc.                                on Form S-4 (Registration No.
                                                                                          333-46957) (the "Company's S-4").

2.2           Asset Purchase Agreement dated as of November 21, 1997, among Liberty       Incorporated by reference to
              Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),     Exhibit 2.2 included on the
              Liberty Group Operating, Inc., Hollinger International Inc., American       Company's S-4.
              Publishing Company of Illinois, APAC-90 Inc., and APAC-95, Inc.

2.3           Exchange Agreement dated as of November 21, 1997, between American          Incorporated by reference to
              Publishing Company of Illinois and Chicago Deferred Exchange                Exhibit 2.3 included on the
              Corporation.                                                                Company's S-4.

2.4           Qualified Exchange Trust Agreement, dated as of November 21, 1997 among     Incorporated by reference to
              the Chicago Trust Company, as Trustee under Trust No. 38347501, Chicago     Exhibit 2.4 included on the
              Deferred Exchange Corporation, and American Publishing Company of           Company's S-4.
              Illinois.

2.5           Amendment to Asset Purchase Agreement dated as of January 14, 1998,         Incorporated by reference to
              among Liberty Group Publishing, Inc., Green Equity Investors II, L.P.       Exhibit 2.5 included on the
              (as guarantor), Liberty Group Operating, Inc., Hollinger International      Company's S-4.
              Inc., APAL-90 Inc., American Publishing (1991) Inc. and APAC-95 Inc.

2.6           Amendment to Asset Purchase Agreement, dated as of January 14, 1998,        Incorporated by reference to
              among Liberty Group Publishing, Inc., Green Equity Investors II, L.P.       Exhibit 2.6 included on the
              (as guarantor), Liberty Group Operating, Inc., Hollinger International      Company's S-4.
              Inc., American Publishing Company of Illinois, APAC-90 Inc., American
              Publishing (1991) Inc. and APAC-95 Inc.

2.7           Amendment to Exchange Agreement, dated as of January 14, 1998, between      Incorporated by reference to
              American Publishing Company of Illinois and Chicago Deferred Exchange       Exhibit 2.7 included on the
              Corporation.                                                                Company's S-4.

2.8           Amendment to Qualified Exchange Trust Agreement, dated as of January        Incorporated by reference to
              14, 1998, among The Chicago Trust Company, as Trustee under No.             Exhibit 2.8 included on the
              38347501, Chicago.                                                          Company's S-4.

2.9           Agreement dated as of January 15, 1998, among Liberty Group Publishing,     Incorporated by reference to
              Inc., Green Equity Investors II, L.P. (as guarantor), Liberty Group         Exhibit 2.9 included on the
              Operating, Inc., Hollinger International, Inc., American Publishing         Company's S-4.
              Company of Illinois, APAC-90 Inc., American Publishing (1991) Inc., and
              APAC-95 Inc.

2.10          Agreement dated as of January 23, 1998, among  American Publishing          Incorporated by reference to
              Company of Illinois, Chicago Deferred Exchange Corporation and The          Exhibit 2.10 included on the
              Chicago Trust Company.                                                      Company's S-4.

2.11          Agreement dated as of January 26, 1998, among Liberty Group Publishing,     Incorporated by reference to
              Inc., Green Equity Investors II, L.P. (as guarantor), Liberty Group         Exhibit 2.11 included on the
              Operating, Inc. Hollinger International, Inc., American Publishing          Company's S-4.
              Company of Illinois, APAC-90 Inc., American Publishing (1991) Inc., and
              APAC-95 Inc.

3.1           Amended and Restated Certificate of Incorporation of Liberty Group          Incorporated by reference to
              Operating, Inc.                                                             Exhibit 3.1 included on the
                                                                                          Company's S-4.

3.2           By-laws of Liberty Group Operating, Inc.                                    Incorporated by reference to
                                                                                          Exhibit 3.2 included on the
                                                                                          Company's S-4.


4.1           Indenture dated as of January 27, 1998 among Liberty Group Operating,       Incorporated by reference to
              Inc. and State Street Bank and Trust Company, as Trustee, including         Exhibit 4.1 included on the
              form of 11-5/8% Senior Discount Debentures due 2009.                        Company's S-4.

4.2           Indenture, dated as of January 27, 1998, among, Liberty Group               Incorporated by reference to
              Publishing, Inc. and State Street Bank and Trust Company, as Trustee,       Exhibit 4.3 included on the
              including form of 14-3/4% Senior Subordinated Debentures due 2010.          Company's S-4.

*10.1         Employment Agreement dated as of November 27, 1997, between Liberty         Incorporated by reference to
              Group Operating, Inc. and Kenneth L. Serota.                                Exhibit 10.1 included on the
                                                                                          Company's S-4.


*10.2         Amendment to Employment Agreement, dated as of August 11, 2000, between     Incorporated by reference to
              Liberty Group Operating, Inc., Kenneth L. Serota, Liberty Group             Exhibit 10.2 included on the
              Publishing, Inc., Green Equity Investors II, L.P. and Green Equity          Company's Annual Report on Form
              Investors III, L.P.                                                         10-K for the year ending December
                                                                                          31, 2000 (the "Company's 2000 10-K").

10.3          Non-Competition Agreement dated as of January 27, 1998 between Liberty      Incorporated by reference to
              Group Operating, Inc. and Hollinger International, Inc.                     Exhibit 10.3 included on the
                                                                                          Company's S-4.

10.4          Management Services Agreement, dated as of April 18, 2000, between          Incorporated by reference to
              Liberty Group Operating, Inc. and Leonard Green & Partners, L.P.            Exhibit 10.13 included on the
                                                                                          Company's 2000 10-K.

10.5          Amended and Restated Credit Agreement dated as of April 18, 2000, among     Incorporated by reference to
              Liberty Group Operating, Inc., Liberty Group Publishing, Inc., Citicorp     Exhibit 10.14 included on the
              USA, Inc. Citibank N.A. DB Banc Alex Brown, LLC, Wells Fargo Bank,          Company's 2000 10-K.
              N.A., and Bank of America, N.A.

10.6          First Amendment to Amended and Restated Credit Facility dated May 10,       Incorporated by reference to
              2001, between Liberty Group Operating, Inc. (Borrower), Liberty Group       Exhibit 99 included on the
              Publishing, Inc. (Holdings), the Lenders, Citibank N.A. (Issuing Bank)      Company's March 31, 2001 10-Q.
              and Citicorp USA, Inc. (Administrative Agent).

10.7          Second Amendment to Amended and Restated Credit Facility and Limited        Included herewith.
              Waiver dated December 14, 2001, between Liberty Group Operating, Inc.
              (Borrower), Liberty Group Publishing, Inc. (Holdings), the Lenders,
              Citibank N.A. (Issuing Bank) and Citicorp USA, Inc. (Administrative
              Agent).

10.8          Pledge Agreement dated as of January 27, 1998 from Liberty Group            Incorporated by reference to
              Publishing, Inc., Liberty Group Arizona Holdings, Inc., Liberty Group       Exhibit 10.6 included on the
              Arkansas Holdings, Inc., Liberty Group California Holdings, Inc.,           Company's S-4.
              Liberty Group Illinois Holdings, Inc., Liberty Group Iowa Holdings,
              Inc., Liberty Group Kansas Holdings, Inc., Liberty Group Missouri
              Holdings, Inc., Liberty Group New York Holdings, Inc., Liberty Group
              Pennsylvania Holdings, Inc., Liberty Group Management Services, Inc. to
              the lenders under the Credit Agreement.

10.9          Pledge Agreement dated as of January 27, 1998 from Liberty Group            Incorporated by reference to
              Operating, Inc. to the lenders under the Credit Agreement.                  Exhibit 10.7 included on the
                                                                                          Company's S-4.

10.10         Stock Purchase Agreement, dated as of December 16, 1998, by and between     Incorporated by reference to
              the shareholders of Life Printing & Publishing Co., Inc., Jongo Real        Exhibit 2.1 included on the
              Estate Partnership and Liberty Group Operating, Inc.                        Company's Current Report on Form
                                                                                          8-K (the "Company's 8-K") filed
                                                                                          on January 28, 1999.

10.11         Asset Exchange Agreement, dated as of July 1, 1999, among Liberty Group     Incorporated by reference to
              Operating, Inc., Liberty Group Pennsylvania Holdings, Inc. and              Exhibit 2.1 included on the
              Newspaper Holdings, Inc.                                                    Company's 8-K filed on July 16,
                                                                                          1999.

10.12         Asset Purchase Agreement, dated as of June 29, 2000, by and between         Incorporated by reference to
              Midwest Publishing Statutory Trust and Liberty Group Michigan Holdings,     Exhibit 2.1 included on the
              Inc.                                                                        Company's 8-K filed on July 14,
                                                                                          2000.

10.13         Joinder and Assumption Agreement, dated as of June 30, 2000, by IMG         Incorporated by reference to
              Holdings, Inc., Independent Media Holdings, Inc. and  Independent Media     Exhibit 2.2 included on the
              Group, Inc., and acknowledged by Midwest Publishing Statutory Trust and     Company's 8-K filed on July 14,
              Liberty Group Michigan Holdings, Inc.                                       2000.

10.14         Asset Purchase Agreement, dated as of October 31, 2000, by and between      Incorporated by reference to
              Mid-Illinois Newspapers, Inc. and Liberty Group Illinois Holdings, Inc.     Exhibit 2.1 included on the
                                                                                          Company's 8-K filed on November
                                                                                          16, 2000.

10.15         Stock Purchase Agreement, dated as of January 3, 2000, by and between       Incorporated by reference to
              the Shareholders listed on Schedule 1 thereto, Free Press Properties,       Exhibit 2.1 included on the
              LLC, a Nevada limited liability company and Liberty Group Nevada            Company's 8-K filed on January
              Holdings, Inc., a Delaware corporation.                                     18, 2000.

10.16         Stock Purchase Agreement, dated as of May 1, 2000, by and between the       Incorporated by reference to
              Shareholders listed on Schedule 1 thereto, Downers Grove Reporter, an       Exhibit 2.1 included on the
              Illinois general partnership comprised of Chester J. Winter, Jr. and        Company's 8-K filed on May 16,
              Patricia K. Winter, and Liberty Group Suburban Newspapers, Inc., a          2000.
              Delaware corporation.

*10.17        Liberty Group Publishing, Inc.'s Publisher's Deferred Compensation          Incorporated by reference to
              Plan.                                                                       Exhibit 10.10 included on the
                                                                                          Company's Annual Report on
                                                                                          Form 10-K for the period ended
                                                                                          December 31, 1998 (the "Company's
                                                                                          1998 10-K").

*10.18        Liberty Group Publishing, Inc.'s Executive Benefit Plan.                    Incorporated by reference to
                                                                                          Exhibit 10.11 included on the
                                                                                          Company's 1998 10-K.

*10.19        Liberty Group Publishing, Inc.'s Executive Deferral Plan.                   Incorporated by reference to
                                                                                          Exhibit 10.12 included on the
                                                                                          Company's 1998 10-K.

*10.20        Liberty Group Publishing, Inc.'s 1999 Stock Option Plan.                    Incorporated by reference to
                                                                                          Exhibit 10.15 included on the
                                                                                          Company's 1999 10-K.

21            Subsidiaries of Liberty Group Operating, Inc.                               Included herewith.


---------------------------------------------

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