Form 10-Q
period 2002-03-31
LIBERTY GROUP OPERATING INC
filed 2002-05-15
CIK 1056465

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended                         Commission file number
        March 31, 2002                                  333-46957

                                 ---------------

                          LIBERTY GROUP OPERATING, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                 ---------------

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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Company's common stock as of May 15, 2002: 100 shares.

================================================================================

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                         PAGE
                                                                                                                       -----
Item 1  Unaudited Interim Consolidated Financial Statements

      Unaudited Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001...........................        3

      Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and
      March 31,  2001............................................................................................        4

      Unaudited Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2002 and
      March 31, 2001.............................................................................................        5

      Notes to the Unaudited Interim Consolidated Financial Statements...........................................        6

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations....................        9

PART II - OTHER INFORMATION

Item 1  Legal Proceedings........................................................................................       13

Item 2  Changes in Securities and Use of Proceeds................................................................       13

Item 3  Defaults Upon Senior Securities..........................................................................       13

Item 4  Submission of Matters to a Vote of Security Holders......................................................       13

Item 5  Other Information........................................................................................       13

Item 6  Exhibits and Reports on Form 8-K.........................................................................       13

Signature Page...................................................................................................       14

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    MARCH 31,     DECEMBER 31,
                                                                                                      2002            2001
                                                                                                    ---------     ------------
                                               ASSETS
Current assets:
     Cash and cash equivalents................................................................      $  3,812       $  1,474
     Accounts receivable, net of allowance
       for doubtful accounts of $1,503 and $1,458 in 2002 and 2001, respectively..............        20,156         21,398
     Inventory................................................................................         2,316          2,824
     Prepaid expenses.........................................................................         2,740          1,602
     Other current assets.....................................................................           119             25
                                                                                                    --------       --------
     Total current assets.....................................................................        29,143         27,323

     Property, plant and equipment, net.......................................................        51,041         52,536
     Goodwill, net............................................................................       396,810        196,061
     Intangible assets, net...................................................................        20,882        256,357
     Deferred financing costs, net............................................................         5,374          6,364
     Other assets.............................................................................           333            336
                                                                                                    --------       --------
     Total assets.............................................................................      $503,583       $538,977
                                                                                                    ========       ========
                                LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Current portion of Term Loan B...........................................................      $  1,000       $  1,000
     Current portion of long-term liabilities.................................................           894            981
     Accounts payable.........................................................................         1,893          2,243
     Accrued expenses.........................................................................        11,219         13,394
     Deferred revenue.........................................................................         9,096          9,217
                                                                                                    --------       --------
Total current liabilities.....................................................................        24,102         26,835

Long-term liabilities:
     Senior subordinated notes................................................................       180,000        180,000

     Term loan B, less current portion .......................................................        97,000         97,500

     Borrowings under revolving credit facility...............................................        18,000         42,950
     Long-term liabilities, less current portion..............................................         1,512          1,518
     Deferred income taxes....................................................................        14,417         25,484
                                                                                                    --------       --------
Total liabilities.............................................................................       335,031        374,287


Stockholder's equity
  Common stock, $0.01 par value, 1,000 shares
  authorized, 100 shares issued and outstanding at
  March 31, 2002 and December 31, 2001........................................................            --             --
  Additional paid in capital..................................................................       176,845        176,845
  Accumulated deficit.........................................................................        (8,293)       (12,155)
                                                                                                    --------       --------
  Total stockholder's equity .................................................................       168,552        164,690
                                                                                                    --------       --------
Total liabilities and stockholder's equity....................................................      $503,583       $538,977
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

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          ----------------------
                                                                                            2002          2001
                                                                                          --------      --------
REVENUES:
     Advertising ....................................................................     $ 33,841      $ 34,641
     Circulation ....................................................................        8,181         8,176
     Job printing and other .........................................................        3,003         3,622
                                                                                          --------      --------
Total revenues ......................................................................       45,025        46,439
OPERATING COSTS AND EXPENSES:
     Operating costs ................................................................       21,462        24,336
     Selling, general and administrative ............................................       12,899        13,874
     Depreciation and amortization ..................................................        2,117         5,231
                                                                                          --------      --------
Income from operations ..............................................................        8,547         2,998

Interest expense ....................................................................        6,173         7,964
Amortization of debt issue costs ....................................................          327           319
                                                                                          --------      --------

Income (loss) from continuing operations
      before income taxes and cumulative effect of change in accounting principle ...        2,047        (5,285)
Income tax expense ..................................................................          879            81
                                                                                          --------      --------
Income (loss) from continuing operations
     before cumulative effect of change in accounting principle .....................        1,168        (5,366)
Income from discontinued operations, net of tax .....................................        4,342           311
                                                                                          --------      --------
Income (loss) before cumulative effect of change in accounting principle ............        5,510        (5,055)
Cumulative effect of change in accounting principle, net of tax .....................       (1,648)            -
                                                                                          --------      --------

Net income (loss) ...................................................................     $  3,862      $ (5,055)
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

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 ----------------------
                                                                                   2002          2001
                                                                                 --------      --------
Cash flows from operating activities:
     Net income (loss) .....................................................     $  3,862      $ (5,055)
Adjustments to reconcile net income
     (loss) to net cash provided
     by (used in) operating activities:
         Depreciation and amortization .....................................        2,117         5,395
         Amortization of debt issue costs ..................................          327           319
         Non-cash compensation .............................................           27            25
         Income from discontinued operations, net of tax ...................       (4,342)            -
         Cumulative effect of change in accounting principle, net of tax ...        1,648             -
     Changes in assets and liabilities, net of acquisitions and disposition:
         Working capital, net ..............................................       (1,878)       (3,736)
                                                                                 --------      --------

Net cash provided by (used in)
     operating activities ..................................................        1,761        (3,052)
                                                                                 --------      --------

Cash flows from investing activities:
     Purchases of property, plant and equipment ............................         (390)         (774)
     Proceeds from sale of publications ....................................       26,510            --
     Acquisitions, net of cash acquired ....................................           --          (551)
                                                                                 --------      --------
Net cash provided by (used in) investing
     activities ............................................................       26,120        (1,325)
                                                                                 --------      --------

Cash flows from financing activities:
     Net borrowings (repayments) under
         revolving credit facility .........................................      (24,950)        5,420
     Payments on debt and long term liabilities ............................         (593)         (600)
                                                                                 --------      --------
Net cash provided by (used in)
     financing activities ..................................................      (25,543)        4,820
                                                                                 --------      --------
Net increase in cash and cash
     equivalents ...........................................................        2,338           443

Cash and cash equivalents, at
     beginning of period ...................................................        1,474         1,036
                                                                                 --------      --------
Cash and cash equivalents, at
     end of period .........................................................     $  3,812      $  1,479
                                                                                 ========      ========

See accompanying notes to the unaudited interim consolidated financial statements.

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim periods presented. The accompanying interim consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and March 31, 2001 should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. The Company's results for the interim periods are not normally indicative of the results to be expected for the fiscal year.

(2) RECLASSIFICATIONS

Certain amounts in prior year's consolidated financial statements have been reclassified to conform to the 2002 presentation, which include the effect of discontinued operations and the transfer of inserting expense and certain postage and delivery costs from selling, general and administrative to operating costs.

(3) INTANGIBLE ASSETS

As of January 1, 2002, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets, which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. As a result, the Company reclassified $233,793 of intangible assets into goodwill. The Company also ceased amortizing $16,766 of mastheads as the Company has determined that the useful life of these assets is indefinite. Operating income for the quarter ended March 31, 2001 includes $3,134 of amortization of goodwill and other intangible assets that are not included in results for the quarter ended March 31, 2002 due to the implementation of SFAS No. 142.

The effect on the Company's net income as a result of the adoption of SFAS No. 142 is as follows:

For the Quarter Ended March 31:
                                              2002        2001
                                           --------------------
Net income (loss)                          $ 3,862     $(5,055)
Add back: Goodwill amortization                 --       1,344
Add back: Advertiser list amortization          --       1,264
Add back: Subscriber list amortization          --         417
Add back: Masthead amortization
   (change in useful life)                      --         109
                                           -------     -------
Adjusted net income (loss)                 $ 3,862     $(1,921)
                                           =======     =======

                                                       As of March 31, 2002
                                          -----------------------------------------------
                                          Gross Carrying   Accumulated     Net Carrying
                                              Amount      Amortization         Amount
                                          --------------  ------------     ------------
Amortized Intangible Assets
    Non-compete                              $ 17,536       $ 13,420          $4,116
                                             ========       ========          ======
Non-amortized Intangible Assets
    Goodwill                                 $396,810
    Mastheads                                  16,766
                                             --------
    Total                                    $413,576
                                             ========

Aggregate Amortization Expense:

For the quarter ended March 31, 2002         $    838
                                             ========
Estimated Amortization Expense:
    For the year ending December 31, 2002    $  3,352
    For the year ending December 31, 2003         752
    For the year ending December 31, 2004          61
    For the year ending December 31, 2005          61
    For the year ending December 31, 2006          61

The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 are as follows:

Balance as of January 1, 2002                $429,854
Impairment losses                              (2,701)
Goodwill related to sale of
    property                                  (17,446)
Goodwill related to deferred taxes
    reversal due to adoption of
    SFAS No. 142                              (12,897)
                                             --------
Balance as of March 31, 2002                 $396,810
                                             ========

Properties will be tested for impairment in the fourth quarter of 2002 after the Company's budgeting process. After the Company's initial impairment test, it was determined that operating profits and cash flows for six properties were lower in the first quarter of 2002 than what the Company had forecasted when the properties were acquired. In the first quarter of 2002, a pre-tax goodwill impairment loss of $2,701 was recognized. The loss, which was $1,648, net of tax, was reported in the Company's consolidated statement of operations as a cumulative effect of change in accounting principle. The fair values of the properties were determined based on acquisition multiples consistent with industry standards.

(4) DISCONTINUED OPERATIONS

The Company disposed of six related publications and related assets on January 7, 2002 for $26,510. The net book value of the assets was

$19,393, resulting in a pre-tax gain of $7,117 or a gain of $4,342, net of the tax effect of $2,775. As a result of the sale, the disposition of the property has been accounted for as a discontinued operation, and, accordingly, amounts in the consolidated statement of operations for all periods shown have been reclassified to reflect the disposition as a discontinued operation. Discontinued operations, shown on the consolidated statement of operations, for the three months ended March 31, 2002, consisted solely of the gain on sale of the publications. For the quarter ended March 31, 2001, income from discontinued operations, net of zero income taxes, was $311.

(5) RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 must be applied starting with fiscal years beginning after June 15, 2002. Management is currently evaluating the impact that the adoption of SFAS No. 143 will have on its consolidated financial statements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

Liberty Group Operating, Inc. ("Company") is a Delaware corporation formed on January 27, 1998 for the purpose of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International Inc. ("Hollinger"). Operating is a wholly-owned subsidiary of Liberty Group Publishing, Inc, ("LGP"). The unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries.

The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. At March 31, 2002, the Company owned and operated 338 publications in 17 states. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can generally support only one primary newspaper, with the exception of our publications in the Chicago suburban market.

The Company's portfolio of publications is comprised of 66 paid daily newspapers and 164 paid non-daily newspapers. In addition, the Company publishes 108 free circulation and "total market coverage" ("TMC") publications with limited or no news or editorial content that the Company distributes free of charge and that generally provide 100% penetration in their areas of distribution. The Company's believes that paid publications, together with its free circulation and TMC publications, are generally the most cost-effective medium for advertisers to reach substantially all of the households in the markets served by the Company. The Company's publications focus on local content, including coverage of local youth, high school and college sports, as well as local business, politics, entertainment and cultural news. Each of the Company's publications is tailored to its market to provide local content that radio, television and large metropolitan newspapers are unable to provide on a cost-effective basis because of their broader geographic coverage. The Company's local newspapers also differentiate themselves from other forms of media by providing a cost-effective medium for local advertisers to target their customers.

On January 7, 2002, the Company disposed of six related publications for proceeds of $26.5 million (the "Disposition").


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     Total Revenues. Total revenues for the quarter ended March 31, 2002, decreased by $1.4 million, or 3.0%, to $45.0 million from $46.4 million for the quarter ended March 31, 2001. The decrease in total revenues was comprised of a $0.8 million decrease in advertising revenue and a $0.6 million decrease in job printing and other revenue. The advertising revenue decrease was primarily driven by lower classified recruitment and printing revenues from the Chicago metro market.

     Operating Costs. Operating costs for the quarter ended March 31, 2002, were $21.5 million, a decrease of $2.9 million over the quarter ended March 31, 2001. This decrease was primarily due to lower newsprint, labor and delivery costs. The decrease in labor was primarily due to a reduction in staff of 7%. As a percentage of revenue, operating costs decreased from 52.4% of revenue to 47.7% of revenue.

     Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended March 31, 2002 decreased by $1.0 million, to $12.9 million from $13.9 million for the quarter ended March 31, 2001. The decrease in selling, general and administrative expenses during the quarter ended March 31, 2002, was primarily due to lower labor costs resulting from reductions in administrative staff of 5%. As a percentage of revenue, selling, general and administrative expenses decreased slightly from 29.9% to 28.6%.

     Depreciation and Amortization. Depreciation and amortization expense for the quarter ended March 31, 2002 decreased by $3.1 million, to $2.1 million from $5.2 million for the quarter ended March 31, 2001, as a result of the adoption of SFAS No. 142. During the first quarter of 2002, the Company recorded $0.8 million in amortization of intangible assets, compared with $4.0 million for the first quarter of 2001. As of March 31, 2002, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets, which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. The Company also ceased amortization on $16.8 million of mastheads because the Company has determined that the useful life of these assets is indefinite. Operating income for the first quarter of 2001 includes $3.1 million of amortization of goodwill and other intangible assets that are not included in 2002 results, because of the implementation of SFAS No. 142.

     Interest Expense. Interest expense for the quarter ended March 31, 2002 decreased by $1.8 million to $6.2 million from $8.0 million for the quarter ended March 31, 2001. The decrease in interest expense was due to the reduction of indebtedness resulting from the application of proceeds from the Disposition and lower interest rates.

     EBITDA. EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization) for the quarter ended March 31, 2002, increased by $2.5 million or 30.5%, to $10.7 million from $8.2 million for the quarter ended March 31, 2001. The increase in EBITDA during the quarter ended March 31, 2002, was primarily due to lower newsprint, labor from reduced headcount and delivery costs partially offset by lower revenues. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP, as an indicator of our operating performance, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry.

     Cumulative Effect of Change in Accounting Principle. Pursuant to the adoption of SFAS No. 142, the Company performed an initial impairment test of its properties. As a result of this test, the Company determined that operating profits and cash flows for six of its properties were lower in the first quarter of 2002 than what the Company had forecasted when the properties were first acquired. As a result, an after tax goodwill impairment loss of $1.6 million, or $2.7 million pre-tax, was recorded in the quarter ended March 31, 2002.

     Discontinued Operations. For the quarter ended March 31, 2002, the Company recorded an after tax gain of $4.3 million as a result of the Disposition in which the Company sold assets with a net book value of $19.4 million for a pre-tax gain of $7.1 million. The Company's income from discontinued operations for the quarter ended March 31, 2001 was $0.3 million.

     Net Income (Loss). The Company recorded net income of $3.9 million for the quarter ended March 31, 2002, compared to a net loss of $5.1 million for the quarter ended March 31, 2001. The $9.0 million increase in net income was primarily attributable to an after tax gain of $4.3 million on the Disposition and lower amortization expense resulting from the adoption of SFAS No. 142, partially offset by the cumulative effect of change in accounting principle related to goodwill impairment losses in the amount of $1.6 million. The increase in net income was further attributable to lower newsprint, labor and delivery costs.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows From Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2002, increased by $4.8 million to $1.8 million compared with net cash used of $3.0 million for the three months ended March 31, 2001. The increase is primarily due to increased EBITDA and a decrease in interest expense.

     Cash Flows From Investing Activities. Net cash provided by investing activities of $26.1 million for the three months ended March 31, 2002 primarily reflect the Disposition partially offset by capital expenditures. The Company's capital expenditures consisted of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and clusters of community newspapers in new markets. The Company intends to pursue acquisitions that it believes would contribute to the Company's overall cash flow.

     Cash Flows From Financing Activities. Net cash flows used in financing activities of $25.5 million for the three months ended March 31, 2002, reflects the reduction of indebtedness of the Company's Amended Credit Facility and Term Loan B. The Company is subject to certain covenants that limit its ability to pay cash dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

     Liquidity. The Company's principal sources of funds have been, and are expected to continue to be, cash provided by operating activities and borrowings under its Amended Credit Facility. The Company believes that these sources will provide sufficient liquidity and capital resources to meet its financial obligations for the foreseeable future. On May 10, 2001, the Company entered into the First Amendment to its Amended Credit Facility, (the "Amendment"). The Amendment decreased the aggregate commitment available under the Amended Credit Facility from $175.0 million to $135.0 million and amended the Cash Interest Coverage Ratio and Senior Leverage Ratio. Under the terms of the Amended Credit Facility, the Company is required to permanently reduce the Term Loan B and/or the revolving commitment amount with disposition proceeds in excess of $1.5 million, if the proceeds are not reinvested in Permitted Acquisition (as defined under the Amended Credit Facility) within 300 days of receipt of such proceeds.

     The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholder's equity, tangible equity and cash flow. Total interest expense for the three months ended March 31, 2002 was $6.5 million, including non-cash interest of $0.3 million for the amortization of debt issuance costs. The degree to which the Company is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 2002, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the 9.375% Senior Subordinated Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Amended Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is more leveraged than certain competitors in its industry, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

     Safe Harbor Provision. This Form 10-Q contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect our current beliefs and expectations and are based on information currently available to us. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. As a result, no assurance can be given that our future results, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. Such factors include, among others: (i) our dependence on local economies and vulnerability to general economic conditions to serve and retain existing customers as well as our ability to attract and retain new advertising and subscription customers; (ii) our substantial indebtedness; (iii) our holding company structure; (iv) our ability to implement our acquisition strategy; (v) our competitive business environment; and (vi) our ability to attract and retain key employees. For purposes of this Form 10-Q, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

          The following table reflects a summary of the Company's contractual cash obligations as of March 31, 2002:

                                            2002       2003      2004      2005       2006   Thereafter    Total
                                            ----       ----      ----      ----       ----   ----------    -----
Senior Subordinated 9 3/8% Notes........                                                       180,000    180,000
Term Loan B.............................        500      1,000    1,000     36,125    47,500    81,875     98,000
Revolving Credit Facility ..............                                              18,000               18,000
Non-compete payments....................        445        382      282        282       177       256      1,824
Finder fee payments.....................        350        125                                                475
Other...................................         99          4        4          -         -         -        107
                                          ---------  ---------  -------  ---------  --------  --------  ---------
                                              1,394      1,511    1,286     54,407    47,677   262,131    298,406
                                          =========  =========  =======  =========  ========  ========  =========

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a $135.0 million Amended Credit Facility and a separate Term Loan B that mature in March 2005 and 2007, respectively. Borrowings under the Amended Credit Facility and the Term Loan B bear interest at an annual rate, at the Company's option, equal to the Alternate Base Rate (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. As a result, the Company's interest expense will be affected by changes in the Alternate Base Rate or in the Adjusted LIBO Rate. At March 31, 2002, the Company had borrowings outstanding of $18.0 million under the Amended Revolving Credit Facility and $98.0 million under the Term Loan B. A hypothetical 10% change in interest rates would impact interest expense by approximately $0.2 million for the quarter ended March 31, 2002.

RELATED PARTY TRANSACTIONS

For each of the quarters ended March 31, 2002 and 2001 the Company paid $370 in management fees to its majority common stockholder, for the quarters ended March 31, 2002 and 2001, the Company paid $0 and $356, respectively, in acquisition finders fees to its majority common stockholder. The Company is obligated to pay acquisition finders fees or $475 at March 31, 2002 as a result of prior years acquisitions.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

     We are involved from time to time in legal proceedings relating to claims arising out of our operations in the ordinary course of business. Based on information presently available to us, we believe that we are not party to any legal proceedings that, in the opinion of our management, are reasonably expected to have a material adverse effect on our business, results of operations, consolidated financial condition or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     None

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GROUP OPERATING, INC.

/s/ Kenneth L. Serota
---------------------
Kenneth L. Serota
President, Chief Executive
Office


/s/ Daniel Lewis
----------------
Daniel Lewis
Vice President, Chief Financial
Officer



Date: May 15, 2002