Form 10-Q
period 2002-06-30
LIBERTY GROUP OPERATING INC
filed 2002-08-14
CIK 1056465

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTER ENDED    COMMISSION FILE NUMBER
                     JUNE 30, 2002                333-46957



                          LIBERTY GROUP OPERATING, INC.
             (Exact name of registrant as specified in its charter)



                               DELAWARE                          36-4197635
                    (State or other jurisdiction of          (I.R.S. employer
                    incorporation or organization)          identification no.)

           3000 DUNDEE ROAD, SUITE 203 NORTHBROOK, ILLINOIS         60062
               (Address of principal executive offices)           (Zip code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (847) 272-2244




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes |X| No |_|

         As of August 14, 2002, there were 100 shares outstanding of the Company's common stock, par value $0.01 per share.

================================================================================

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I -- FINANCIAL INFORMATION

Item 1           Financial Statements

                 Consolidated Balance Sheets at June 30, 2002 (unaudited)
                      and December 31, 2001..................................  1

                 Unaudited Consolidated Statements of Operations for the
                      Three and Six Months Ended June 30, 2002...............  2

                 Unaudited Consolidated Condensed Statements of Cash Flows
                      for the Six Months Ended June 30, 2002 and 2001........  3

                 Notes to the Unaudited Interim Consolidated Financial
                      Statements.............................................  4

Item 2           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..............................  6

Item 3           Quantitative and Qualitative Disclosures about Market Risk . 10

PART II - OTHER INFORMATION

Item 1            Legal Proceedings.......................................... 11

Item 2            Changes in Securities and Use of Proceeds.................. 11

Item 3            Defaults Upon Senior Securities............................ 11

Item 4            Submission of Matters to a Vote of Security Holders........ 11

Item 5            Other Information.......................................... 11

Item 6            Exhibits and Reports on Form 8-K........................... 11

Signature Page............................................................... 12

ITEM 1. FINANCIAL STATEMENTS

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                    JUNE 30,        DECEMBER 31,
                                                                                      2002              2001
                                                                                      ----              ----
                                                                                   (UNAUDITED)        (AUDITED)
ASSETS
Current assets:
   Cash and cash equivalents .................................................      $   1,991       $   1,474
   Accounts receivable, net of allowance for doubtful accounts of $1,414
      and $1,458 at June 30, 2002 and December 31, 2001, respectively ........         20,837          21,398
   Inventory .................................................................          2,328           2,824
   Prepaid expenses ..........................................................          2,381           1,602
   Other current assets ......................................................             65              25
                                                                                    ---------       ---------
Total current assets .........................................................         27,602          27,323

   Property, plant and equipment, net ........................................         50,230          52,536
   Goodwill, net .............................................................        396,810         196,061
   Intangible assets, net ....................................................         19,969         256,357
   Deferred financing costs, net .............................................          5,721           6,364
   Other assets ..............................................................            533             336
                                                                                    ---------       ---------
Total assets .................................................................      $ 500,865       $ 538,977
                                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of Term Loan B ............................................      $   1,000       $   1,000
   Current portion of long-term liabilities ..................................            890             981
   Accounts payable ..........................................................          1,992           2,243
   Accrued expenses ..........................................................         13,705          13,394
   Deferred revenue ..........................................................          8,753           9,217
                                                                                    ---------       ---------
Total current liabilities ....................................................         26,340          26,835

Long-Term Liabilities:
   Borrowings under revolving credit facility ................................          7,440          42,950
   Term loan B, less current portion .........................................         97,000          97,500
   Long-term liabilities, less current portion ...............................          1,284           1,518
   Senior subordinated notes .................................................        180,000         180,000
   Deferred income taxes .....................................................         16,792          25,484
                                                                                    ---------       ---------
Total liabilities ............................................................        328,856         374,287


STOCKHOLDER'S EQUITY:
   Common stock, $0.01 par value, 1,000 shares authorized, 100 shares
   issued and outstanding at June 30, 2002 and December 31, 2001 .............             --              --
   Additional paid in capital ................................................        176,897         176,845
   Accumulated deficit .......................................................         (4,888)        (12,155)
                                                                                    ---------       ---------
Total stockholders' equity ...................................................        172,009         164,690
                                                                                    ---------       ---------
Total liabilities and stockholders' equity ...................................      $ 500,865       $ 538,977
                                                                                    =========       =========

 See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   JUNE 30,                 JUNE 30,
                                                                   --------                 --------
                                                                2002      2001         2002          2001
                                                                ----      ----         ----          ----
REVENUES:
   Advertising ..........................................    $ 38,686    $ 38,839     $ 72,527     $ 73,481
   Circulation ..........................................       8,357       8,158       16,538       16,334
   Job printing and other ...............................       3,114       3,787        6,117        7,409
                                                             --------    --------     --------     --------
Total revenues ..........................................      50,157      50,784       95,182       97,224

OPERATING COSTS AND EXPENSES:
   Operating costs ......................................      22,490      24,952       43,952       49,289
   Selling, general and administrative ..................      13,873      13,757       26,772       27,631
   Depreciation and amortization ........................       2,219       5,256        4,336       10,486
                                                             --------    --------     --------     --------
Income from operations ..................................      11,575       6,819       20,122        9,818
Interest expense ........................................       6,000       7,773       12,173       15,737
Amortization of deferred financing costs ................         316         357          643          676
                                                             --------    --------     --------     --------
Income (loss) from continuing operations before income
   taxes and cumulative effect of change in accounting
   principle ............................................       5,259      (1,311)       7,306       (6,595)
Income tax expense ......................................       1,853         268        2,733          349
                                                             --------    --------     --------     --------
Income (loss) from continuing operations before
   cumulative effect of change in accounting principle ..       3,406      (1,579)       4,573       (6,944)
Income from discontinued operations, net of tax .........          --         438        4,342          748
                                                             --------    --------     --------     --------
Income (loss) before cumulative effect of change in
   accounting principle .................................       3,406      (1,141)       8,915       (6,196)
Cumulative effect of change in accounting principle,
   net of tax ...........................................          --          --       (1,648)          --
                                                             --------    --------     --------     --------
Net income (loss) .......................................    $  3,406    $ (1,141)    $  7,267     $ (6,196)
                                                             ========    ========     ========     ========




 See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                                    --------
                                                                                                2002     2001
                                                                                            ----------------------
Cash flows from operating activities:
   Net income (loss) ...................................................................    $  7,267     $ (6,196)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization .......................................................       4,336       10,822
   Amortization of deferred financing costs ............................................         643          676
   Non-cash compensation ...............................................................          53           51
   Income from discontinued operations, net of tax .....................................      (4,342)        (748)
   Cumulative effect of change in accounting principle, net of tax .....................       1,648           --
Changes in assets and liabilities, net of acquisitions and dispositions:
   Working capital-net .................................................................       1,883       (1,391)
   Other assets ........................................................................        (197)          --
                                                                                            --------     --------
Net cash provided by operating activities ..............................................      11,291        3,217
Cash flows from investing activities:
   Purchases of property, plant, and equipment .........................................        (949)      (1,730)
   Proceeds from sale of publications ..................................................      26,510           --
   Acquisitions, net of cash acquired ..................................................          --         (469)
                                                                                            --------     --------
Net cash provided by (used in) investing activities ....................................      25,561       (2,199)
                                                                                            --------     --------

Cash flows from financing activities:
   Net borrowings (repayments) under revolving amended credit facility .................     (35,510)         730
   Payments on long term debt and liabilities ..........................................        (825)        (787)
                                                                                            --------     --------
Net cash used in financing activities ..................................................     (36,335)         (57)
                                                                                            --------     --------
   Net increase in cash and cash equivalents ...........................................         517          961
   Cash and cash equivalents, at beginning of period ...................................       1,474        1,036
                                                                                            --------     --------
   Cash and cash equivalents, at end of period .........................................    $  1,991     $  1,997
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

                         LIBERTY GROUP OPERATING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)      THE COMPANY, BASIS OF PRESENTATION AND ACQUISITION

Liberty Group Operating, Inc. ("LGO") is a leading publisher of community newspapers and related publications that are the dominant source of news, print advertising, and other local content in their communities. LGO is a wholly-owned subsidiary of Liberty Group Publishing, Inc. ("LGP"). The unaudited interim consolidated financial statements include the accounts of LGO and its consolidated subsidiaries (the "Company").

         The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, of a normal recurring nature and are necessary to present a fair statement of the results of the interim periods presented. The accompanying interim consolidated financial statements as of June 30, 2002 and for the three months and six months ended June 30, 2002 and June 30, 2001 should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. The Company's results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year.

(2)      RECLASSIFICATIONS

         Certain amounts in prior year's consolidated financial statements have been reclassified to conform to the 2002 presentation, which include the effect of discontinued operations and the transfer of inserting expense and certain postage and delivery costs from selling, general and administrative to operating costs.

(3)      INTANGIBLE ASSETS

         As of January 1, 2002, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. As a result, the Company reclassified $233,793 of intangible assets into goodwill. The Company also ceased amortizing $16,694 of mastheads as the Company has determined that the useful life of these assets is indefinite. Operating income for the quarter and six months ended June 30, 2001 includes $3,134 and $6,268, respectively, of amortization of goodwill and other intangible assets that are not included in results for the quarter and six months ended June 30, 2002 due to the implementation of SFAS No. 142.

         The effect on the Company's net income (loss) as a result of the adoption of SFAS No. 142 is as follows:

                                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                  JUNE 30,               JUNE 30,
                                                                  --------               --------
                                                              2002       2001         2002       2001
                                                              ----       ----         ----       ----
Net income (loss) .......................................    $ 3,406    $(1,141)    $ 7,267    $(6,196)
Add back: Goodwill amortization .........................         --      1,344          --      2,688
Add back: Advertiser list amortization ..................         --      1,264          --      2,528
Add back: Subscriber list amortization ..................         --        417          --        834
Add back: Masthead amortization (change in useful life) .         --        109          --        218
                                                             -------    -------     -------    -------
Adjusted net income (loss) ..............................    $ 3,406    $ 1,993     $ 7,267    $    72
                                                             =======    =======     =======    =======

                         LIBERTY GROUP OPERATING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



                                                                                AS OF JUNE 30, 2002
                                                                                -------------------
                                                                 GROSS CARRYING     ACCUMULATED      NET CARRYING
                                                                     AMOUNT        AMORTIZATION         AMOUNT
                                                                 --------------    ------------      ------------
Amortized Intangible Assets:
Non-compete agreements......................................    $      17,536     $      14,261    $       3,275
                                                                =============     =============    =============

Non-amortized Intangible Assets:
   Goodwill.................................................    $     396,810
   Mastheads................................................           16,694
                                                                -------------
Total.......................................................    $     413,504
                                                                =============
                                                             Three Months Ended                  Six Months Ended
                                                                June 30, 2002                      June 30, 2002
                                                                -------------                      -------------
Aggregate Amortization Expense:.............................    $         843                      $       1,685
                                                                =============                      =============
Estimated Amortization Expense:
   For the six months ending December 31, 2002..............    $       1,685
   For the year ending December 31, 2003....................              752
   For the year ending December 31, 2004....................               61
   For the year ending December 31, 2005....................               61
   For the year ending December 31, 2006....................               61
   Thereafter ..............................................              655


         The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

Balance as of January 1, 2002 ..............................      $429,854
Impairment losses ..........................................        (2,701)
Goodwill related to sale of property .......................       (17,446)
Goodwill related to deferred taxes reversal due to adoption
  of SFAS No. 142 ..........................................       (12,897)
                                                                  --------
Balance as of June 30, 2002 ................................      $396,810
                                                                  ========

         Properties will be tested for impairment in the fourth quarter of 2002 after the Company's annual budgeting process. After the Company's initial impairment test, it was determined that operating profits and cash flows for six properties were lower in the first quarter of 2002 than what the Company had forecasted when the properties were acquired. In the first quarter of 2002, a pre-tax goodwill impairment loss of $2,701 was recognized. The loss, which was $1,648, net of tax, was reported in the Company's consolidated statement of operations as a cumulative effect of change in accounting principle. The fair values of the properties were determined based on acquisition multiples consistent with industry standards.

(4)      DISCONTINUED OPERATIONS

         The Company disposed of six publications and related assets on January 7, 2002 for $26,510. The net book value of the assets was $19,393, resulting in a pre-tax gain of $7,117, or a gain of $4,342, net of the tax effect of $2,775. As a result of the sale, the disposition of the assets has been accounted for as a discontinued operation, and, accordingly, amounts in the consolidated statements of operations for all periods presented have been reclassified to reflect the disposition as a discontinued operation. Discontinued operations, shown on the consolidated statements of operations, for the six months ended June 30, 2002, consisted of the gain on sale of the publications. For the quarter and six months ended June 30, 2001, income from discontinued operations, net of zero income taxes, was $438 and $748, respectively, and represented the operating results of the publications sold.

(5)      RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 must be applied starting with fiscal years beginning after June 15, 2002. Management is currently evaluating the impact that the adoption of SFAS No. 143 will have on its consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective beginning January 1, 2003. Management is currently evaluating the impact that the adoption of SFAS No. 145 will have on the Company's consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This standard will be applied prospectively to exit or disposal activities initiated after December 15, 2002. Management does not believe the adoption of SFAS No. 146 will have a significant impact on the Company's consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW

         Liberty Group Operating, Inc. ("LGO") is a Delaware corporation formed on January 27, 1998 for the purpose of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries, a wholly-owned subsidiary of Hollinger International Inc. LGO is a wholly-owned subsidiary of Liberty Group Publishing, Inc. ("LGP"). The unaudited interim consolidated financial statements include the accounts of LGO and its consolidated subsidiaries (the "Company").

         The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. At June 30, 2002, the Company owned and operated 330 publications in 17 states. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper.

         The Company's portfolio of publications is comprised of 67 paid daily newspapers and 140 paid non-daily newspapers. In addition, the Company publishes 123 free circulation and "total market coverage" ("TMC") publications with limited or no news or editorial content that the Company distributes free of charge and that generally provide 100% penetration in their areas of distribution. The Company generates revenues from advertising, circulation and job printing. Advertising revenue is recognized upon publication of the advertisements. Circulation revenue, which is billed to customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. The revenue for job printing is recognized upon delivery. The Company's operating costs consist primarily of newsprint, labor and delivery costs. The Company's selling, general and administrative expenses consist primarily of labor costs.

         On January 7, 2002, the Company disposed of the assets of six related publications that were acquired in 1999 in one transaction for proceeds of $26.5 million (the "Disposition"). Accordingly, amounts in the consolidated statements of operations for all periods presented have been reclassified to reflect the Disposition as a discontinued operation.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

         Total Revenues. Total revenues for the quarter ended June 30, 2002 decreased by $0.6 million, or 1.2%, to $50.2 million from $50.8 million for the quarter ended June 30, 2001. The decrease in total revenues was comprised of a $0.1 million decrease in advertising revenue, a $0.2 million increase in circulation revenue and a $0.7 million decrease in job printing and other revenue. The advertising and printing revenue decrease was primarily driven by lower classified recruitment and printing revenues in the Chicago suburban market, as well as the discontinuation of two lower margin print jobs in the Company's community markets. The classified advertising decrease was partially offset by an increase in preprint and display revenues. Total revenues for the six months ended June 30, 2002 decreased by $2.0 million, or 2.1%, to $95.2 million from $97.2 million for the six months ended June 30, 2001. The decrease in total revenues was comprised of a $1.0 million decrease in advertising revenue, a $0.2 million increase in circulation revenue and a $1.3 million decrease in job printing and other revenue. The advertising and printing revenue decrease was primarily driven by lower classified recruitment and printing revenues in the Chicago suburban market, as well as the discontinuation of two lower margin print jobs in the Company's community markets.

         Operating Costs. Operating costs for the quarter ended June 30, 2002 decreased $2.5 million, or 9.9%, to $22.5 million from $25.0 million for the quarter ended June 30, 2001. This decrease was primarily due to lower newsprint, labor and delivery costs. The decrease in labor was primarily due to a reduction in operating staff. As a percentage of total revenues for the quarter ended June 30, 2002, operating costs decreased to 44.8% from 49.1% for the quarter ended June 30, 2001. Operating costs for the six months ended June 30, 2002 decreased by $5.3 million to $44.0 million from $49.3 million for the six months ended June 30, 2001. This decrease was primarily due to lower newsprint, labor and delivery costs. The decrease in labor was primarily due to a reduction in operating staff. As a percentage of total revenues for the six months ended June 30, 2002, operating costs decreased to 46.2% from 50.7% for the six months ended June 30, 2001.

         Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended June 30, 2002 remained constant at $13.8 million compared to the quarter ended June 30, 2001, primarily due to higher insurance and performance based incentive costs, partially offset by lower labor costs resulting from reductions in administrative staff. As a percentage of revenue, selling, general and administrative expenses increased from 27.1% for the quarter ended June 30, 2001 to 27.7% for the quarter ended June 30, 2002. For the six months ended June 30, 2002, selling, general and administrative expenses decreased by $0.8 million to $26.8 million from $27.6 million for the six months ended June 30, 2001, primarily due to lower labor costs resulting from reductions in administrative staff. As a percentage of revenue, selling, general and administrative expenses decreased from 28.4% for the six months ended June 30, 2001 to 28.1% for the six months ended June 30, 2002.

         Depreciation and Amortization. Depreciation and amortization expense for the quarter ended June 30, 2002 decreased by $3.1 million to $2.2 million from $5.3 million for the quarter ended June 30, 2001 as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." The Company recorded $0.9 million in amortization of intangible assets for the quarter ended June 30, 2002, compared with $3.9 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002, the Company recorded $1.7 million in amortization of intangible assets, compared with $7.9 million for the six months ended June 30, 2001. On January 1, 2002, the Company implemented SFAS No. 142, which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. The Company also ceased amortization on $16.7 million of mastheads because the Company has determined that the useful life of these assets is indefinite. Operating income for the quarter ended June 30, 2001 includes $3.1 million of amortization of goodwill and other intangible assets that are not included in 2002 results because of the implementation of SFAS No. 142. For the six months ended June 30, 2002, depreciation and amortization expense decreased by $6.2 million to $4.3 million from $10.5 million for the six months ended June 30, 2001 as a result of the adoption of SFAS No. 142.

         Interest Expense. Interest expense for the quarter ended June 30, 2002 decreased by $1.8 million to $6.3 million from $8.1 million for the quarter ended June 30, 2001. The decrease in interest expense was due to the reduction of indebtedness resulting from the application of proceeds from the Disposition, increased cash flow from operations and lower interest rates. For the six months ended June 30, 2002, interest expense decreased $3.6 million to $12.8 million from $16.4 million for the six months ended June 30, 2001. The decrease in interest expense was due to the reduction of indebtedness resulting from the application of proceeds from the Disposition, increased cash flow from operations and lower interest rates.

         Income Tax Expense. Income tax expense for the quarter ended June 30, 2002 increased by $1.6 million to $1.9 million from $0.3 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002, income tax expense increased $2.4 million to $2.7 million from $0.3 million for the six months ended June 30, 2001. The increase in income tax expense was due to higher state and local income taxes and an increase in the Company's deferred tax liabilities.

         EBITDA. EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization, which for the Company is income from operations plus depreciation and amortization) for the quarter ended June 30, 2002 increased by $1.7 million to $13.8 million from $12.1 million for the quarter ended June 30, 2001. The increase in EBITDA during the quarter ended June 30, 2002 was primarily due to lower newsprint, delivery, and labor from reduced headcount partially offset by lower revenues. For the six months ended June 30, 2002, EBITDA increased $4.2 million to $24.5 million from $20.3 million for the six months ended June 30, 2001. The increase in EBITDA for the six months ended June 30, 2002 was primarily due to lower newsprint, delivery, and labor from reduced headcount partially offset by lower revenues. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered as an alternative to income from operations, net income (loss), cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in its industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. However, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth above may not be comparable to EBITDA reported by other companies. A substantial portion of the Company's EBITDA must be dedicated to the payment of interest on its outstanding indebtedness and to service other commitments, thereby reducing the funds available to the Company for other purposes. Accordingly, EBITDA does not represent an amount of funds that is available for management's discretionary use.


                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,                        JUNE 30,
                                                                      --------                        --------
                                                                 2002           2001              2002         2001
                                                                 ----           ----              ----         ----
Income from operations ..................................   $    11,575     $     6,819       $    20,122   $    9,818
Depreciation and amortization ...........................         2,219           5,256             4,336       10,486
   EBITDA................................................        13,794          12,075            24,458       20,304

         Cumulative Effect of Change in Accounting Principle. Pursuant to the adoption of SFAS No. 142, the Company performed an initial impairment test of its properties. As a result of this test, the Company determined that operating profits and cash flows for six of its properties were lower in the first quarter of 2002 than what the Company had forecasted when the properties were first acquired. As a result, an after tax goodwill impairment loss of $1.6 million, or $2.7 million pre-tax, was recorded in the quarter ended March 31, 2002. Impairment will be tested again in the fourth quarter after the Company's annual budgeting process.

         Discontinued Operations. For the six months ended June 30, 2002, the Company recorded an after tax gain of $4.3 million as a result of the Disposition in which the Company sold assets with a net book value of $19.4 million for a pre-tax gain of $7.1 million. The Company's income from discontinued operations for the quarter and six months ended June 30, 2001 was $0.4 million and $0.7 million, respectively.

         Net Income (Loss). The Company recorded net income of $3.4 million for the quarter ended June 30, 2002, compared to a net loss of $1.1 million for the quarter ended June 30, 2001. The $4.5 million increase in net income was primarily attributable to lower amortization expense resulting from the adoption of SFAS No. 142 and lower newsprint, labor, delivery and interest costs, partially offset by lower revenues and increased income taxes. For the six months ended June 30, 2002, the Company recorded net income of $7.3 million compared to a net loss of $6.2 million for the six months ended June 30, 2001. The $13.5 million increase in net income was primarily attributable to an after tax gain of $4.3 million on the Disposition and lower amortization expense resulting from the adoption of SFAS No. 142, partially offset by lower revenue, higher income taxes and the cumulative effect of change in accounting principle related to goodwill impairment losses in the amount of $1.6 million discussed above. The increase in net income was also attributable to lower newsprint, labor, delivery and interest costs.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows from Operating Activities. Cash provided by operating activities for the six months ended June 30, 2002 increased by $8.1 million to $11.3 million, compared with $3.2 million for the six months ended June 30, 2001. The increase was primarily due to increased EBITDA and a decrease in interest rates and borrowing levels.

         Cash Flows from Investing Activities. Cash provided by investing activities for the six months ended June 30, 2002 primarily reflects the Disposition of six publications partially offset by capital expenditures. The Company's capital expenditures consisted of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company intends to continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and clusters of community newspapers in new markets.

         Cash Flows from Financing Activities. Cash used in financing activities for the six months ended June 30, 2002 reflects the reduction of indebtedness under the Company's Amended Credit Facility. The Company is subject to certain covenants that limit its ability to pay cash dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

         Liquidity. The Company's principal sources of funds have been, and are expected to continue to be, cash provided by operating activities and borrowings under the Amended and Restated Credit Agreement, dated as of April 18, 2000, as further amended, with a syndicate of financial institutions led by Citibank, N.A., with Citicorp USA, Inc. as administrative agent (the "Amended Credit Facility"). The Amended Credit Facility provides for a $100.0 million principal amount Term Loan B that matures in March 2007; a revolving credit facility with a $135.0 million aggregate commitment amount available that matures in March 2005; and a $10.0 million sub-facility for letters of credit. The Amended Credit Facility is secured by a first-priority security interest in substantially all of the tangible and intangible assets of LGO, LGP and all of LGP's other present and future direct and indirect subsidiaries.
Additionally, the loans under the Amended Credit Facility are guaranteed, subject to specified limitations, by LGP and all of the future direct and indirect subsidiaries of LGO and LGP. The Company believes that these sources will provide sufficient liquidity and capital resources to meet its financial obligations for the foreseeable future.

         On May 10, 2001, the Company entered into the First Amendment to its Amended Credit Facility (the "Amendment"). The Amendment decreased the aggregate commitment available under the revolving credit facility from $175.0 million to $135.0 million and amended the Cash Interest Coverage Ratio and Senior Leverage Ratio. Under the terms of the Amended Credit Facility, the Company is required to permanently reduce the Term Loan B and/or the revolving commitment amount with Disposition proceeds in excess of $1.5 million if the proceeds are not reinvested in Permitted Acquisitions (as defined under the Amended Credit Facility) within 300 days of receipt of such proceeds.

         The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Total interest expense for the six months ended June 30, 2002 was $12.8 million, including non-cash interest of $0.6 million. The degree to which the Company is leveraged could have important consequences, including the following:
(i) for the fiscal year ending December 31, 2002, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the 9.375% Senior Subordinated Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Amended Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is more leveraged than certain competitors in its industry, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

         As of June 30, 2002, the aggregate outstanding principal amount of the Company's senior subordinated notes was $180.0 million.

         On June 3, 2002, LGP filed a registration statement with the Securities and Exchange Commission on Form S-2 (as amended, the "Registration Statement") with respect to an initial public offering of its common stock. Reference is made to the Registration Statement for information concerning the offering and transactions contemplated by the Registration Statement, including LGP's intended use of proceeds from the initial public offering and the impact of such intended use on LGP's capital structure and indebtedness. There can be no assurance that LGP will consummate the initial public offering of its common stock.

         Safe Harbor Provision. This Form 10-Q contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and expectations and are based on information currently available to us. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. As a result, no assurance can be given that the Company's future results, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. Such factors include, among others:
(i) the Company's dependence on local economies and vulnerability to general economic conditions; (ii) the Company's substantial indebtedness; (iii) the Company's ability to implement its acquisition strategy; (iv) the Company's competitive business environment conditions which may reduce demand for advertising; and (v) the Company's ability to attract and retain key employees. For purposes of this Form 10-Q, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Except to the extent required by the federal securities laws and rules and regulations of the Securities and Exchange Commission, the Company has no intention or obligation to update or revise these forward-looking statements to reflect new events, information or circumstances.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table reflects a summary of the Company's contractual cash obligations as of June 30, 2002:

                                       2002        2003       2004       2005       2006     THEREAFTER      TOTAL
                                       ----        ----       ----       ----       ----     ----------      -----
                                                                    (IN THOUSANDS)
Senior Subordinated 9 3/8% Notes    $     --    $    --     $    --     $    --     $     --    $180,000    $180,000
Term Loan B ....................         500       1,000       1,000      36,125      47,500      11,875      98,000
Revolving Credit Facility ......          --          --          --       7,440          --          --       7,440
Non-compete payments ...........         121         382         282         282         177         256       1,500
Real estate lease payments .....         260         326         244         199         139          84       1,252
Finder fee payments ............         350         125          --          --          --          --         475
Other ..........................          90           4           4          --          --          --          98
                                    --------    --------    --------    --------    --------    --------    --------
                                    $  1,321    $  1,837    $  1,530    $ 44,046    $ 47,816    $192,215    $288,765
                                    ========    ========    ========    ========    ========    ========    ========

RELATED PARTY TRANSACTIONS

         For each of the quarters ended June 30, 2002 and 2001, the Company paid $370,000 in management fees to LGP's majority common stockholder. The Company is obligated to pay other fees to its majority common stockholder of $475,000, of which $350,000 will be paid this year and the remaining $125,000 will be paid in 2003.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has a $135.0 million revolving credit facility and a separate Term Loan B that mature in March 2005 and 2007, respectively. Borrowings under the revolving credit facility and the Term Loan B bear interest at an annual rate, at the Company's option, equal to the Alternate Base Rate (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. As a result, the Company's interest expense will be affected by changes in the Alternate Base Rate or in the Adjusted LIBO Rate. At June 30, 2002, the Company had borrowings outstanding of $7.4 million under the Revolving Credit Facility and $98.0 million under the Term Loan B. A hypothetical 100 basis point change in interest rates would impact interest expense by approximately $0.3 million for the quarter ended June 30, 2002.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS.

         The Company is involved from time to time in legal proceedings relating to claims arising out of its operations in the ordinary course of business. As of the date of the filing of this quarterly report on Form 10-Q, the Company is not party to any legal proceedings that, in the opinion of its management, are reasonably expected to have a material adverse effect on its business, results of operations, consolidated financial condition or cash flows.

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

LIBERTY GROUP OPERATING, INC.



/s/ KENNETH L. SEROTA
--------------------------------------------
Kenneth L. Serota
President, Chief Executive Officer and
Chairman of the Board of Directors
(principal executive officer)



/s/ DANIEL LEWIS
--------------------------------------------
Daniel Lewis
Chief Financial Officer
(principal financial and accounting officer)



Date: August 14, 2002