Form 10-K/A
period 2001-12-31
LIBERTY GROUP OPERATING INC
filed 2002-11-26
CIK 1056465

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K/A
                                 Amendment No. 1

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 AND 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 |X| FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                              --------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The number of shares outstanding of the registrant's common stock, par value $.01 per share, as of March 30, 2002 was 100 all of which is owned by the parent company of the registrant. There is no public market for the common stock.


================================================================================

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Annual Report on Form 10-K for Liberty Group Operating, Inc. for the year ended December 31, 2001 is being filed to, among other things, include a definition of EBITDA and to make certain other changes with respect to the presentation of EBITDA in the Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on April 2, 2002.

     This Report speaks as of the date of the original filing, and the Company has not updated the disclosures in this Report to speak as of a later date.

                                                                           DRAFT


                                TABLE OF CONTENTS

PART I

Item 1.           Business...........................................................................          2
Item 2.           Properties.........................................................................         15
Item 3.           Legal Proceedings..................................................................         16
Item 4.           Submission of Matters to a Vote of Security Holders................................         16

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters..............         17
Item 6.           Selected Financial Data............................................................         17
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.........................................................................         19
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk.........................         25
Item 8.           Financial Statements and Supplementary Data........................................         25
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure.........................................................................         25

PART III

Item 10.          Directors and Executive Officers of the Registrant.................................         26
Item 11.          Executive Compensation.............................................................         28
Item 12.          Security Ownership of Certain Beneficial Owners and Management.....................         31
Item 13.          Certain Relationships and Related Transactions.....................................         31

PART IV

Item 14.          Exhibits, Financial Statement Schedule and Reports on Form 8-K.....................         32

                  (a)       Consolidated Financial Statements, Financial Statement Schedule and Exhibits
                  (b)       Reports on Form 8-K


                                     PART I

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This amended Annual Report contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934) that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "intends," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and expectations and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results of operations, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. As a result, no assurance can be given that the Company's future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. Such factors include, among others: (1) the Company's dependence on local economies and vulnerability to general economic conditions; (2) the Company's substantial indebtedness; (3) the Company's holding company structure;
(4) the Company's ability to implement its acquisition strategy; (5) the Company's competitive business environment, which may reduce demand for advertising; and (6) the Company's ability to attract and retain key employees. For purposes of this amended Annual Report, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

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

         The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. At December 31, 2001, the Company owned and operated 328 publications in 17 states. The Company's 2001 total revenues were derived from advertising (75%), circulation (18%) and job print and other (7%). The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market. The Company has increased revenues and income from operations since 1998 primarily by acquiring new publications, saturating existing markets and aggressively pursuing cost reduction opportunities.

         The Company's newspapers are comprised of 67 paid daily newspapers and 147 paid non-daily newspapers. In addition, the Company publishes 114 free circulation and "total market coverage" ("TMC") publications with limited or no news or editorial content. TMC publications are distributed free of charge and generally provide 100% penetration in their areas of distribution. The Company believes that its paid newspapers, together with its free circulation and TMC publications, are an effective medium for advertisers to reach substantially all of the households in the markets served by the Company. The Company's publications focus on local content, including coverage of local youth, high school and college sports, as well as local business, politics, entertainment and cultural news. Each of the Company's publications is tailored to its market in order to provide local content that radio, television and large metropolitan newspapers are generally unable to provide on a cost-effective basis because of their broader geographic coverage.

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

         The Initial Acquisition, including the payment of related fees and expenses, was financed from: (1) proceeds of $180.0 million from the issuance and sale of LGO's 9 3/8% Senior Subordinated Notes due February 1, 2008 (the "Notes"); (2) proceeds of $50.5 million from the issuance and sale of LGP's
11 5/8% Senior Discount Debentures due February 1, 2009 (the "Debentures"); (3) proceeds of $45.0 million from the issuance and sale of LGP's 14 3/4% Senior Redeemable Exchangeable Cumulative Preferred Stock, liquidation preference $25 per share (the "Senior Preferred Stock"); (4) proceeds of $49.0 million from the issuance and sale of LGP's Series B 10% Junior Redeemable Cumulative Preferred Stock ("Junior Preferred Stock"); and (5) proceeds of $8.0 million from the issuance and sale of shares of LGP's common stock, par value $0.01 per share (the "LGP Common Stock").

         The Company has accounted for the Initial Acquisition using the purchase method of accounting. Accordingly, the costs of the Initial Acquisition have been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations. The fair values of certain identifiable intangible assets acquired are being amortized over periods ranging from five to 40 years. Through the end of 2001, any goodwill allocated to the Initial Acquisition was amortized over 40 years. Beginning in 2002, and for subsequent years, the Company will discontinue this goodwill amortization in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policy Disclosure").

         Prior to the Initial Acquisition, the Company operated as a business unit of APC (the "Predecessor") and as such did not file separate tax returns. The income tax provision included in the Predecessor's financial data, included in Item 6. "Selected Financial Data," was computed as if the Predecessor were a separate company. Since the Initial Acquisition, the Company has been and anticipates that it will be, for the foreseeable future, in a tax loss position. Given the uncertainty as to the timing of the Company's ability to utilize such losses to offset future taxable income, the Company does not presently anticipate recording any tax benefit associated with its pre-tax losses. In addition, due to the acquisition of the Company's assets from APC, the Company's asset values and capital structure are materially different than those set forth in the Predecessor's financial data for periods preceding the Initial Acquisition and, accordingly, historical interest expense is not indicative of the interest expense that the Company has incurred or will continue to incur.

OVERVIEW OF OPERATIONS

         The Company's operations consist of 328 local newspapers and publications strategically positioned in markets in 17 states. The Company's publications are comprised of 67 paid daily and 147 paid non-daily newspapers. In addition, the Company publishes 114 free circulation publications with limited or no news or editorial content.

         The following is a summary of the publications owned by the Company as of December 31, 2001, separated by state, region and the name and type of publication (as abbreviated below):

         (D=DAILY, W=WEEKLY, S=SHOPPER, T=TOTAL MARKET COVERAGE, F=FREE,
                     A=ANNUAL, BI-A=BI-ANNUAL, MAG=MAGAZINE)


ARIZONA
         GLOBE
                   ARIZONA SILVER BELT (W)
                   GILA COUNTY ADVANTAGE (S)
                   MOCCASIN (W)

ARKANSAS
         HEBER SPRINGS
                   THE SUN TIMES (W)
         HELENA
                   THE DAILY WORLD (D)
                   DAILY WORLD TMC (T)
                   RICE WORLD (W)
         NEWPORT
                   NEWPORT INDEPENDENT (W)
         STUTTGART
                   STUTTGART DAILY LEADER (D)
                   THE STUTTGART DAILY TMC (T)

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

IDAHO
         BURLEY
                   SOUTH IDAHO PRESS (D)
                   SUPER TUESDAY (S)
         HAILEY
                   WOOD RIVER JOURNAL (W)
                   WOOD RIVER JOURNAL DINING (W)
         JEROME
                   NORTH SIDE NEWS (W)
                   THE GOODING COUNTY LEADER (W)
                   LINCOLN COUNTY JOURNAL (W)
         MINODOKA
                   MINIDOKA COUNTY NEWS (W)

ILLINOIS
         ALEDO
                   TIMES RECORD (W)
                   TOWN CRIER (S)
         BENTON
                   BENTON EVENING NEWS (D)
                   THE BENTON STANDARD (W)
         CANTON
                   DAILY LEDGER (D)
                   SPOON RIVER ADVERTISER (S)
                   FULTON COUNTY SHOPPER (S)
         CARMI
                   THE CARMI TIMES (D)
                   THE WEEKLY TIMES (W)
                   WHITE COUNTY SHOPPER NEWS (S)
         CHESTER
                   CHESTER HERALD TRIBUNE (W)
         CHRISTOPHER
                   CHRISTOPHER PROGRESS (W)
         DUQUOIN
                   DUQUOIN EVENING CALL (D)
                   THE ASHLEY NEWS (W)
                   DUQUOIN NEWS (W)
         DWIGHT
                   DWIGHT STAR & HERALD (W)
                   GARDNER CHRONICLE (W)
                   COURIER PRESS (HERSCHER) (W)
         FAIRBURY
                   THE BLADE (W)
         FLORA
                   CCAP SPECIAL (T)
                   DAILY ADVOCATE PRESS (D)
         GALATIA
                   MONEY STRETCHER (S)
         GENESEO
                   HENRY COUNTY ADVERTIZER (S)
                   THE GENESEO REPUBLIC (W)
                   CAMBRIDGE GAZETTE (W)
                   ORION GAZETTE (W)
         HARRISBURG
                   ELDORADO DAILY JOURNAL (D)
                   HARRISBURG DAILY REGISTER (D)
         HERRIN
                   THE SPOKESMAN (W)
                   THE SPOKESMAN SUNDAY (T)
         KEWANEE
                   STAR COURIER (D)
                   STAR EXTRA (T)
         MACOMB
                   MACOMB JOURNAL (D)
                   JOURNAL EXTRA (T)
                   MCDONOUGH COUNTY SHOPPER (S)
         MARION
                   MARION DAILY REPUBLICAN (D)
                   MARION DAILY EXTRA (T)

         MONMOUTH
                   DAILY REVIEW ATLAS (D)
                   OQUAWKA CURRENT (W)
                   PENNYSAVER (S)
                   THE PAPER (S)
         MURPHYSBORO
                   MURPHYSBORO AMERICAN (W)
                   AMERICAN MONDAY (T)
         NEWTON
                   NEWTON PRESS-MENTOR (W)
         NORRIS CITY
                   NORRIS CITY BANNER (W)
         OLNEY
                   ADVANTAGE (S)
                   JASPER COUNTY NEWS EAGLE, ADVANTAGE (F)
                   THE OLNEY DAILY MAIL (D)
                   THE WEEKLY MAIL (W)
         PEKIN
                   PEKIN DAILY TIMES (D)
                   TIMES REVIEW (T)
         PONTIAC
                   DAILY LEADER (D)
                   HOME TIMES (W)
                   LIVINGSTON SHOPPING NEWS (S)
         SHAWNEETOWN
                   GALLATIN DEMOCRAT (W)
                   RIDGWAY NEWS (W)
         SPRINGFIELD
                   SPRINGFIELD SHOPPER (S)
         SUBURBAN CHICAGO NEWSPAPERS
                   BERWYN/STICKNEY/FOREST VIEW LIFE (W)
                   CICERO LIFE (W)
                   BROOKFIELD/LYONS SUBURBAN LIFE (W)
                   COUNTRYSIDE/HODGKINS/INDIAN HEAD PARK/
                      BROOKFIELS SUBURBAN LIFE (W)
                   HILLSIDE/BROADVIEW/BERKELEY PRESS (W)
                   LAGRANGE/LAGRANGE PARK SUBURBAN LIFE (W)
                   NORTH RIVERSIDE/RIVERSIDE SUBURBAN LIFE (W)
                   WESTCHESTER SUBURBAN LIFE (W)
                   WESTERN SPRINGS SUBURBAN LIFE (W)
                   WESTCHESTER NEWS (W)
                   LAGRANGE PRESS(W)
                   ADDISON PRESS (W)
                   BENSENVILLE/WOODDALE PRESS (W)
                   ELMHURST PRESS (W)
                   LOMBARD SPECTATOR (W)
                   OAKBROOK TERRACE/VILLA PARK PRESS (W)
                   ELMHURST SUBURBAN LIFE (W)
                   LOMBARD SUBURBAN LIFE (W)
                   VILLA PARK SUBURBAN LIFE (W)
                   BURR RIDGE/WILLOWBROOK SUBURBAN LIFE (W)
                   CLARENDON HILLS SUBURBAN LIFE (W)
                   DARIEN SUBURBAN LIFE (W)
                   DOWNERS GROVE REPORTER (W)
                   HINSDALE/OAK BROOK SUBURBAN LIFE (W)
                   WESTMONT SUBURBANLIFE (W)
                   LISLE/NAPERVILLE REPORTER (W)
                   WOODRIDGE PROGRESS (W)

                   LEMONT REPORTER/METROPOLITAN (W)
                   BOLINGBROOK/ROMEOVILLE REPORTER/METROPOLITAN (W)
                   BURR RIDGE PROCESS (W)
                   CLARENDON HILLS PROGRESS (W)
                   DARIEN PROGRESS (W)
                   HINSDALE PROGRESS (W)
                   WESTMONT PROGRESS (W)
                   WILLOWBROOK PROGRESS (W)
                   DOWNERS GROVE PROGRESS (W)
                   GLEN ELLYN NEWS (W)
                   WHEATON LEADER (W)
                   WARRENVILLE POST (W)
                   WEST CHICAGO PRESS (W)
                   WINFIELD PRESS (W)
                   BARTLETT/HANOVER PARK/STREAMWOOD PRESS (W)
                   BLOOMINGDALE PRESS (W)
                   CAROL STREAM/GLENDALE HEIGHTS PRESS (W)
                   ITASCA/ROSELLE PRESS (W)
                   BATAVIA REPUBLICAN (W)
                   ELBURN REPUBLICAN (W)
                   GENEVA REPUBLICAN (W)
                   NORTH AURORA REPUBLICAN (W)
                   ST. CHARLES/WAYNE REPUBLICAN (W)
                   HUNTLEY FARMSIDE PRESS (W)
                   LIFE'S EXTRA (MAG)
                   LIFE CAREER MOVES (MAG)
                   HOMETOWN (MAG)
                   SELECT HOMES (MAG)
         TEUTOPOLIS
                   TEUTOPOLIS PRESS (W)
         WEST FRANKFORT
                   DAILY AMERICAN (D)
                   SI TRADER (W)
                   FRANKLIN PRESS (T)

IOWA
         CHARLES CITY
                   CHARLES CITY PRESS (D)
                   THE EXTRA (T)
                   SIX COUNTY SHOPPER (T)
         CRESCO
                   TIMES-PLAIN DEALER (W)
                   THE EXTRA (S)
         ELDORA
                   ELDORA HERALD-LEDGER (W)
                   HARDIN COUNTY INDEX (W)
         NEW HAMPTON
                   NEW HAMPTON TRIBUNE (W)
                   THE ADVERTISER (S)

KANSAS
         ANDOVER
                   ANDOVER SHOPPER (S)
         AUGUSTA
                   AUGUSTA DAILY GAZETTE (D)

                   AUGUSTA ADVERTISER (T)
         DERBY
                   DAILY REPORTER (D)
                   THE RECORD JOURNAL (W)
                   SHOPPER'S GUIDE (S)
         EL DORADO
                   THE EL DORADO TIMES (D)
                   SHOPPERS GUIDE (S)
         KANSAS CITY
                   KANSAS CITY KANSAN (D)
                   KANSAS CITY KANSAN "SUNDAY" (W)
                   WYNADOTT COUNTY SHOPPER (S)
         LEAVENWORTH
                   THE LEAVENWORTH TIMES (D)
                   THE LEAVENWORTH TIMES SUNDAY (W)
                   RIVER BEND JOURNAL (T)
                   CHRONICLE SHOPPER (S)
                   THE LEAVENWORTH LAMP (W)
         MCPHERSON
                   MCPHERSON SENTINEL (D)
                   THE SENTINEL AD-VISER (T)
                   MAC SHOPPER (S)
         PRATT
                   THE PRATT TRIBUNE (D)
                   BARBER COUNTY INDEX (W)
                   ST. JOHNS NEWS (W)
                   KIOWA COUNTY SIGNAL (W)
                   SUNFLOWER SHOPPER TMC (T)
         SHAWNEE
                   JOURNAL-HERALD (W)
         WELLINGTON
                   DAILY NEWS (D)

LOUISIANA
         BASTROP
                   THE BASTROP DAILY ENTERPRISE (D)
                   THE EXTRA (T)
         DERIDDER
                   BEAUREGARD DAILY NEWS (D)
         DONALDSONVILLE
                   THE DONALDSONVILLE CHIEF (W)
         GONZALES
                   ASCENSION CITIZEN (W)
                   NICKEL ADS (S)
                   THE MARKETEER (T)
         LEESVILLE
                   LEESVILLE DAILY LEADER (D)
         PIERRE PART
                   THE CAJUN GAZETTE (W)
         PLAQUEMINE
                   POST SOUTH (W)
                   WEST BANK SHOPPER (S)
         SULPHUR
                   SOUTHWEST DAILY NEWS (D)
                   GUARDIAN (S)

                   CALCASLEU SHOPPER (S)
         VINTON
                   VINTON NEWS (W)

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

MINNESOTA
         COTTONWOOD
                   TRI-COUNTY NEWS (W)
         CROOKSTON
                   CROOKSTON DAILY TIMES (D)
                   CROOKSTON VALLEY SHOPPER (S)
         GRANITE FALLS
                   GRANITE FALLS/CLARKFIELD ADVOCATE-TRIBUNE (W)
         HALSTAD
                   THE HALSTAD SHOPPER (S)
                   THE VALLEY JOURNAL (W)
         MONTEVIDEO
                   MONTEVIDEO AMERICAN NEWS (W)
                   THE STAR ADVISOR (S)
         REDWOOD FALLS
                   REDWOOD FALLS GAZETTE (W)
                   REDWOOD FALLS LIVEWIRE (S)

         ST. JAMES
                   ST. JAMES PLAIN DEALER (W)
                   TOWN AND COUNTRY SHOPPER (S)
         SLEEPY EYE
                   SLEEPY EYE HERALD DISPATCH (W)
                   THE SLEEPY EYE REMINDER (S)
         WABASSO
                   THE WABASSO STANDARD (W)
MISSOURI
         ALBANY
                   GENTRY COUNTY SHOPPER (S)
         BOONVILLE
                   BOONVILLE DAILY NEWS (D)
                   THE RECORD (T)
         BROOKFIELD
                   DAILY NEWS BULLETIN (D)
                   DAILY NEWS BULLETIN EXTRA (T)
         CAMDENTON
                   LAKE SUN LEADER (D)
                   HOMES (W)
                   PENNYSAVER (T)
         CARTHAGE
                   THE CARTHAGE PRESS (D)
                   THE CARTHAGE PRESS SCOPE (T)
         CHILLICOTHE
                   C.T. EXTRA (S)
                   CONSTITUTION TRIBUNE (D)
         GREENFIELD
                   LAKE STOCKTON SHOPPER (S)
                   THE VEDETTE (W)
         JOPLIN
                   BIG NICKEL (S)
                   COUPON CLIPPER (T)
                   THE LITTLE NICKEL (T)
         KIRKSVILLE
                   KIRKSVILLE CRIER (S)
                   KIRKSVILLE DAILY EXPRESS & NEWS (D)
         LAKE OZARKS
                   LAKE AREA NEWS FOCUS (S)
                   TUBE TAB (S)
                   LAKE OF THE OZARKS BOATS (S)
                   LAKE OF THE OZARKS REAL ESTATE (S)
                   LAKE LIFE STYLES MAGAZINE (W)
         MACON
                   CHRONICLE HERALD (D)
                   MACON JOURNAL (T)
         MARCELINE
                   MARCELINE PRESS (W)
                   SHO-ME SHOPPER (T)
         MARYVILLE
                   MARYVILLE DAILY FORUM (D)
                   PENNY PRESS 2 (S)
         MEXICO
                   THE MEXICO LEDGER (D)
                   THE MEXICO LEDGER TMC (T)

         MOBERLY
                   MOBERLY MONITOR INDEX (D)
         NEOSHO
                   NEOSHO DAILY NEWS (D)
                   NEIGHBORHOOD NEWS (T)
                   NEOSHO DAILY NEWS "SUNDAY" (W)
                   NEOSHO POST (W)
         OSAGE BEACH
                   VACATION NEWS (F)
         ROLLA
                   ROLLA DAILY NEWS (D)
                   ROLLA DAILY NEWS "PLUS" (T)
         SAINT JAMES
                   ST. JAMES LEADER JOURNAL (W)
         WAYNESVILLE
                   THE DAILY GUIDE (D)
                   DAILY GUIDE CONSTITUTION (T)
                   FORT WOOD CONSTITUTION (F)
                   AT EASE (S)

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

OPERATING STRATEGY

         The Company's strategy is to increase revenues and cash flows through:
(1) local news and other content leadership; (2) strategic technological investments; (3) geographic clustering; (4) high quality editorial content and presentation; (5) circulation growth; and (6) cost control, as described below:

         Local News and Other Content Leadership. The Company believes that its newspapers generally have the largest local news gathering resources in their markets. As a result of emphasizing local content, including youth sports, community events, business, politics, and entertainment, the Company believes that its newspapers generate reader loyalty and create franchise value. Because the Company's vision of local news is typically a unique product in its markets, its newspapers differentiate themselves from other forms of media and satisfy the demands of both its readers and advertisers.

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

ADVERTISING, CIRCULATION AND PRINTING REVENUES

         Advertising revenues include display (local department stores, local accounts at national department stores, specialty shops and other retailers), national (national advertising accounts) and classified advertising (employment, automotive, real estate and personals). Management believes that classified and national advertising revenues are more volatile than display advertising revenues. Classified and national advertising for the Company represents a smaller portion of its revenues than other newspapers in the industry. As a result, management believes its advertising revenue stream is more predictable than other newspaper companies. The contribution of display, national, classified, circulation, and job printing and other revenues to total revenues for fiscal years 2000 and 2001 were as follows:


                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                        2000          2001
                                                        ----          ----

Display..........................................         56%          57%
National.........................................          3%           3%
Classified.......................................         18%          15%
Circulation......................................         17%          18%
Job printing and other...........................          6%           7%
                                                         ---          ---
                                                         100%         100%

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

         Employee Relations. The Company employs approximately 2,100 full-time employees and approximately 1,400 part-time employees. Less than 4% of its employees belong to labor unions. There has never been a strike or work stoppage against any of the Company's newspapers during the Company's ownership, and the Company considers its relations with its employees to be good.

         Seasonality. Newspaper companies tend to follow a distinct and recurring seasonal pattern, with high advertising revenues in months containing significant events or holidays. Accordingly, due to fewer holidays and more inclement weather compared to other quarters, the Company's first fiscal quarter is historically the Company's weakest revenue quarter of the year.

         Competition. Each of the Company's newspapers competes to varying degrees for advertising and circulation revenue with magazines, radio, television and cable television, as well as with some weekly publications and other advertising media, including electronic media. Competition for newspaper advertising is largely based upon circulation, price and the content of the newspaper. The Company's newspapers are the dominant source for local news and other content, with strong name recognition in their market and minimal direct competition from similar daily newspapers published in their markets. However, as with most suburban and smaller daily newspapers, some circulation competition exists from larger daily newspapers which are usually published in nearby metropolitan areas. Management believes larger daily newspapers with circulation in the Company's newspaper markets generally do not compete in any meaningful way for local advertising revenues, the main source of revenues for the Company's newspapers. The Company's daily newspapers generally capture the largest share of local advertising as a result of their direct coverage of the market. In addition, management believes advertisers generally regard newspaper advertising as the most effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image. The Company may from time to time compete with other companies which have greater financial resources than the Company.

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

         The Company has been able to expand the reach of its classified reader ads by placing the ads on the Internet as well as in the newspapers.

         The Company believes that its ability to self-promote its websites in its printed newspapers as Internet portals for the community and its focus on local content limits the competitive threat to its core newspaper business from new media businesses. Additionally, the Company considers its local display advertising revenues to be less threatened by new media than larger metropolitan newspaper classified advertising which lends itself more to sifting and searching. Classified advertising represents a lower proportion of the Company's revenues than is the case for larger market publications representing 20% of the Company's advertising revenues in 2001 compared with 40% for the U.S. newspaper industry as a whole.

ITEM 2.  PROPERTIES

         The Company has 143 operating and production facilities for its publications in the United States. The Company owns 107 of these facilities and leases the remaining 36 for terms ranging from one to five years. These facilities range in size from approximately 1,000 to 55,000 square feet. The Company's executive offices are located in Northbrook, Illinois, where the Company leases approximately 4,879 square feet under a lease terminating in 2004. The Company does not believe any individual property is material to its financial condition or results of operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved from time to time in legal proceedings relating to claims arising out of its operations in the ordinary course of business. The Company is not party to any legal proceedings that, in the opinion of management, are reasonably expected to have a material adverse effect on the Company's business, financial condition or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND HOLDERS

         There is no public market for the Company's common stock, par value $0.01 per share (the "Common Stock"). All of the Company's issued and outstanding common stock is owned by LGP. The Company has no outstanding capital stock other than common stock, nor are there any outstanding options, warrants, or other rights to purchase the Company's capital stock. As of March 30, 2002, LGP was the only holder of the Company's common stock.

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

         The combined historical financial information of the newspapers acquired from APC prior to the Initial Acquisition on January 1, 1998 is referred to as "Predecessor".

                                                           YEAR ENDED DECEMBER 31,
                                    1997             1998           1999             2000             2001
                                    ----             ----           ----             ----             ----
                                (PREDECESSOR)
                                                               (IN THOUSANDS)
STATEMENT OF
OPERATIONS DATA:
Revenues:
   Advertising................   $    69,602     $    82,062     $  121,430     $    150,247      $    152,382
   Circulation................        21,451          22,844         27,543           32,318            35,347
   Job printing and other.....         7,666           7,625         12,382           12,119            14,251
                                 -----------     -----------     ----------     ------------      ------------
Total revenues................        98,719         112,531        161,355          194,684           201,980
Operating costs...............        39,309          45,976         68,351           83,716            90,380
Selling, general and
   administrative.............        29,171          36,303         51,522           63,817            66,581
Depreciation and
   amortization...............         7,470          11,917         16,657           19,864            21,997
                                 -----------     -----------     ----------     ------------      ------------
Income from operations........        22,769          18,335         24,825           27,287            23,022
Interest expense and
   amortization
   of deferred
   financing costs............        10,551          19,300         25,216           32,132            31,658
Net gain on exchange
   and disposition of
   properties.................             -               -          6,197                -                 -
                                 -----------     -----------     ----------     ------------      ------------
Income (loss) before
   income taxes and
   extraordinary item.........        12,218            (965)         5,806           (4,845)           (8,636)
Income taxes..................         5,271               -          2,752              491               444
                                 -----------     -----------     ----------     ------------      ------------
Income (loss) before
   extraordinary item.........         6,947            (965)         3,054           (5,336)           (9,080)
Extraordinary gain on
   insurance proceeds.........             -               -            485                -                 -
                                 -----------     -----------     ----------     ------------      ------------
Net income (loss).............   $     6,947     $      (965)    $    3,539     $     (5,336)     $     (9,080)
                                 ===========     ===========     ==========     ============      ============

STATEMENT OF CASH
FLOWS DATA:
Capital expenditures..........   $     1,713     $     2,232     $    5,687     $      9,654      $      2,715
Net cash provided by
  operating activities........        14,577          21,865          8,499           15,734            12,925
Net cash used in
  investing activities........        (3,370)       (388,678)       (60,509)         (92,092)           (3,330)
Net cash provided by (used in)
  financing activities........       (11,523)        366,386         52,845           75,535            (9,157)

Other Financial Data:
   (unaudited)
EBITDA(1).....................   $    30,239     $    30,252     $   41,482     $     47,151      $     45,019

(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization, which for the Company is income from operations plus depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered as an alternative to income from operations, net income (loss), cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the Company's industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. However, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth herein may not be comparable to EBITDA reported by other companies. A substantial portion of the Company's EBITDA must be dedicated to the payment of interest on its outstanding indebtedness and to service other commitments, thereby reducing the funds available to the Company for other purposes. Accordingly, EBITDA does not represent an amount of funds that is available for management's discretionary use. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                         YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------
                                                          1997         1998         1999        2000        2001
                                                       ----------  -----------   ----------  ----------  ----------
                                                                              (IN THOUSANDS)
         Income from operations....................    $   22,769  $    18,335   $   24,825  $   27,287  $   23,022
         Depreciation and amortization.............         7,470       11,917       16,657      19,864      21,997
                                                       ----------  -----------   ----------  ----------  ----------
              EBITDA...............................    $   30,239  $    30,252   $   41,482  $   47,151  $   45,019

                                                                        DECEMBER 31,
                                                                        ------------
                                                 1997         1998          1999          2000         2001
                                                 ----         ----          ----          ----         ----
                                             (PREDECESSOR)
                                                                       (IN THOUSANDS)

BALANCE SHEET DATA:
Cash and cash equivalents..................   $    1,452  $     1,025    $    1,860    $    1,036   $     1,474
Total assets...............................      109,700      406,401       475,881       559,302       538,977
Total long-term obligations
   including current maturities............            -      227,834       281,418       332,419       323,949
Stockholder's equity/Predecessor's
   net assets..............................       99,139      147,696       150,985       173,724       164,690

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the historical financial statements of the Company, including the notes thereto. The discussion and analysis below includes certain "forward-looking statements" (as such terms are defined in Section 21E of the Securities Exchange Act of 1934) pertaining to, among other things, competition in the Company's markets, availability of adequate acquisition opportunities, price and availability of newsprint, significant use of leverage, general economic conditions, and environmental matters. These statements are based on the beliefs, assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects in 2002 and beyond could differ materially from those expressed in, or implied by, such forward-looking statements. See Item 1. "Business -- Disclosure Regarding Forward-Looking Statements" for certain factors that could cause or contribute to such material differences.

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

         The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. At December 31, 2001, the Company owned and operated 328 publications in 17 states. The Company's 2001 total revenues were derived from advertising (75%), circulation (18%) and job print and other (7%). The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market. The Company has increased revenues and income from operations since 1998 primarily by acquiring new publications, saturating existing markets and aggressively pursuing cost reduction opportunities.

         The Company's newspapers are comprised of 67 paid daily newspapers and 147 paid non-daily newspapers. In addition, the Company publishes 114 free circulation and "total market coverage" ("TMC") publications with limited or no news or editorial content. TMC publications are distributed free of charge and generally provide 100% penetration in their areas of distribution. The Company generates revenues from advertising, circulation and job printing. Advertising revenue is recognized upon publication of the advertisements. Circulation revenue, which is billed to customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. The revenue for job printing is recognized upon delivery. The Company's operating costs consist primarily of newsprint, labor and delivery costs. The Company's selling, general and administrative expenses consist primarily of labor costs.

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

         In 1998, the Company acquired 91 additional publications in 18 transactions for a total acquisition cost of $61.8 million. The Company acquired 49 and 43 publications, in 13 and 12 transactions, for a total acquisition cost of $54.8 million and $84.5 million, during 1999 and 2000, respectively. The Company has not acquired any significant publications since December 2000.

         On January 7, 2002, the Company disposed of the assets of six related publications (acquired in 1999) in one transaction for proceeds of $26.5 million.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Total revenues for the year ended December 31, 2001 ("2001") increased by $7.3 million, or 4%, to $202.0 million. The increase in total revenues was primarily due to revenue from properties acquired in 2000 and same-property increases in circulation partially offset by decreases in same-property printing and advertising revenue. The increase in total revenues for 2001 was comprised of a $2.2 million, or 1%, increase in advertising revenue, a $3.0 million, or 9%, increase in circulation revenue, and a $2.1 million, or 18%, increase in job printing and other revenue.

         Operating costs for 2001 were $90.4 million, or 45% of total revenues, which was an increase of $6.7 million over the year ended December 31, 2000 ("2000") when operating costs were $83.7 million, or 43% of total revenues. The increase in operating costs as a percentage of revenue for 2001 was primarily due to higher same-property delivery and newsprint costs and lower revenues, partially offset by lower labor costs.

         Selling, general and administrative expenses for 2001 increased by $2.8 million to $66.6 million, or 33% of total revenues, from $63.8 million for 2000 when expenses were also 33% of total revenues.

         EBITDA for 2001 decreased by $2.2 million to $45.0 million, from $47.2 million for 2000. The decrease was primarily driven by a decrease in same-property advertising and higher same-property delivery and newsprint costs, offset by lower labor costs from reduced headcount. EBITDA as a percentage of total revenues declined from 24% to 22%.

         Depreciation and amortization expenses for 2001 increased by $2.1 million to $22.0 million, from $19.9 million for 2000. The increase was due to depreciation of assets acquired in 2000, depreciation on capital expenditures made in 2001, and a full year of amortization of intangibles from 2000 acquisitions.

         Income from operations decreased by $4.3 million from $27.3 million, or 14% of total revenues, for 2000 to $23.0 million, or 11% of total revenues, for 2001. The decrease was primarily driven by a decrease in same-property advertising revenue, higher newsprint and delivery costs, and higher depreciation and amortization expenses partially offset by lower labor costs.

         Interest expense (including amortization of deferred financing costs) decreased by $0.4 million to $31.7 million for 2001 from $32.1 million for 2000, primarily due to lower interest rates on borrowings under the Company's Amended Credit Facility.

         Income tax expense for the year ended December 31, 2001 increased by $0.1 million to $0.5 million from $0.4 million for the year ended December 31, 2000. The increase in income tax expense was due to higher state and local income taxes and an increase in the Company's deferred tax liability.

         For 2001, the Company recognized a net loss of $9.1 million compared to a net loss of $5.3 million for 2000. The $3.8 million increase in the net loss was due primarily to lower same-property advertising revenues, higher newsprint and delivery costs, as well as higher depreciation and amortization expense, which was partially offset by lower labor costs.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Total revenues for 2000 increased by $33.3 million, or 21%, to $194.7 million. The increase in total revenues was primarily due to revenue from acquired properties and same-property increases in advertising partially offset by decreases in same-property printing and circulation revenue. The increase in total revenues for 2000 was comprised of a $28.8 million, or 24%, increase in advertising revenue, a $4.8 million, or 17%, increase in circulation revenue, and a $0.3 million, or 2%, decrease in job printing and other revenue.

         Operating costs for 2000 were $83.7 million, or 43% of total revenues, which was an increase of $15.4 million over the year ended December 31, 1999 ("1999") when operating costs were $68.4 million, or 42% of total revenues. The increase in operating costs as a percentage of revenue for 2000 was primarily due to higher cost structures of acquired properties and higher same-property labor, delivery, and newsprint costs.

         Selling, general and administrative expenses for 2000 increased by $12.3 million to $63.8 million, or 33%, of total revenues from $51.5 million for 1999 when expenses were 32% of total revenues. The increase in selling, general, and administrative expenses for 2000 was primarily due to higher same-property labor costs.

         EBITDA for 2000 increased by $5.7 million to $47.2 million, from $41.5 million for 1999. The increase was primarily driven by acquisitions and growth in same-property advertising revenue, offset by lower same-property print and circulation revenue and higher same-property labor, delivery and newsprint costs. EBITDA as a percentage of total revenues declined from 26% to 24% due to lower margins at properties acquired during 2000.

         Depreciation and amortization expenses for 2000 increased by $3.2 million to $19.9 million from $16.7 million for 1999. The increase was due to depreciation of assets acquired in 2000, depreciation on capital expenditures made in 2000, and a full year of amortization of intangibles from 1999 acquisitions.

         Income from operations increased by $2.5 million from $24.8 million, or 15%, of total revenues for 1999 to $27.3 million, or 14%, of total revenues for 2000. The increase was primarily driven by acquisitions and growth in same-property advertising revenue, which was offset by same-property reductions in printing and circulation revenue, higher labor, newsprint and delivery costs and higher depreciation and amortization expenses.

         Interest expense (including amortization of deferred financing costs) increased by $6.9 million to $32.1 million for 2000 from $25.2 million for 1999, primarily due to higher debt balances borrowed to fund acquisitions and higher interest rates on borrowings under the Amended Credit Facility.

         Income tax expense for the year ended December 31, 2000 increased by $0.2 million to $0.5 million from $0.3 million for the year ended December 31, 1999. The increase in income tax expense was due to higher state and local income taxes.

         For 2000, the Company recognized a net loss of $5.3 million compared to a net income of $3.5 million in 1999. The $8.8 million increase in the net loss was due primarily to decreases in print and circulation revenue, higher labor, newsprint and delivery costs, higher depreciation, amortization and interest expenses, a 1999 net gain from the exchange and disposition of certain publications, and a 1999 extraordinary gain on insurance proceeds.

CRITICAL ACCOUNTING POLICY DISCLOSURE

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Valuation of long-lived and intangible assets and goodwill. The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

         - significant underperformance relative to expected historical or projected future operating results;

         - significant changes in the manner of the Company's use of the acquired assets or the strategy for the its overall business; and

         -  significant negative industry or economic trends.

         When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on the excess of the expected fair market value, which is consistent with the current methods used in valuing newspaper companies, over the carrying amount of the asset. Net intangible assets, long-lived assets and goodwill amounted to $511.3 million as of December 31, 2001.

         In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, the Company will cease to amortize approximately $196.1 million of goodwill. The Company had recorded approximately $3.9 million of amortization expense on these amounts during 2001 and would have recorded approximately $3.9 million of amortization during 2002. In lieu of amortization, the Company is required to perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. The Company expects to complete its initial review prior to the release of its first quarter earnings.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows from Operating Activities. Cash provided by operating activities in 1999 was $8.5 million and increased $7.2 million to $15.7 million in 2000. Cash provided by operating activities decreased by $2.8 million to $12.9 million in 2001. The decrease in 2001 was primarily due to lower EBITDA and higher interest payments.

         Cash Flows from Investing Activities. Cash used in investing activities was $60.5 million, $92.1 million, and $3.3 million in 1999, 2000 and 2001, respectively. The increase of $31.6 million from 1999 to 2000 was primarily due to costs related to 2000 acquisitions. The decrease of $88.8 million from 2000 to 2001 relates to a decrease in the number and size of acquisitions from 2000 to 2001 and a decrease in capital expenditures. The Company's capital expenditures in 2001 consisted of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company intends to continue to pursue its strategy of opportunistically purchasing community newspaper in contiguous markets and new markets.

         Cash Flows from Financing Activities. Cash provided by financing activities was $52.9 million in 1999 and $75.5 million in 2000 compared to cash used in financing activities of $9.2 million in 2001. Cash provided by financing activities primarily resulted from borrowings under the Company's revolving credit facility in 1999. Cash provided by financing activities in 2000 resulted from net contributions from Parent, as well as, borrowings under the Amended Credit Facility, partially offset by the repayment of the previous revolving credit facility. Net cash used in financing activities in 2001 related to the repayment of a portion of the Amended Credit Facility and other long term debt.

         Amended Revolving Credit Facility. The Company is a party to an Amended and Restated Credit Agreement dated as of April 18, 2000, as further amended, with a syndicate of financial institutions led by Citibank, N.A. with Citicorp USA, Inc. as administrative agent (the "Amended Credit Facility"). The Amended Credit Facility provides for a $100.0 million principal amount Term Loan B that matures in March 2007 and a revolving credit facility with a $135.0 million aggregate commitment amount available, including a $10.0 million sub-facility for letters of credit, that matures in March 2005. The Amended Credit Facility is secured by a first-priority security interest in substantially all of the tangible and intangible assets of the Company, the Parent and all of the Parent's other present and future direct and indirect subsidiaries. Additionally, the loans under the Amended Credit Facility are guaranteed, subject to specified limitations, by the Parent and all of the future direct and indirect subsidiaries of the Company and the Parent. The Company is required to permanently reduce the Term Loan B and/or revolving commitment amount with disposition proceeds in excess of $1.5 million if the proceeds are not reinvested in Permitted Acquisitions (as defined under the Amended Credit Facility) within 300 days of receipt of such proceeds.

         The Term Loan B and the revolving credit facility bear interest, at the Company's option, equal to the Alternate Base Rate for an ABR loan (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate for a eurodollar loan (as defined in the Amended Credit Facility) plus an applicable margin. The applicable margin is based on: (1) whether the loan is an ABR loan or eurodollar loan; and (2) the ratio of (a) indebtedness of the Company and its subsidiaries that requires interest to be paid in cash to (b) pro forma EBITDA for the 12-month period then ended. The Company also pays an annual fee equal to the applicable eurodollar margin for the aggregate amount of outstanding letters of credit. Additionally, the Company pays a fee on the unused portion of the revolving credit facility. No principal payments are due on the revolving credit facility until the maturity date, while the Term Loan B requires annual principal payments of $1.0 million each year from 2002 through 2004, $36.1 million in 2005, $47.5 million in 2006 and $11.9 million in 2007. The Amended Credit Facility contains financial covenants that require the Company and the Parent to satisfy specified quarterly financial tests, including a maximum senior leverage ration, a minimum cash interest coverage ratio and a maximum leverage ratio. The Amended Credit Facility also contains affirmative and negative covenants customarily found in loan agreements for similar transactions.

         The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholder's equity, tangible equity and cash flow. Interest expense for 2001 was $31.7 million, including amortization of deferred financing costs of $1.7 million. The degree to which LGO is leveraged could have important consequences, including the following: (1) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (2) indebtedness under the Amended Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (3) the Company is more leveraged than certain competitors in its industry, which might place the Company at a competitive disadvantage; (4) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (5) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (6) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

         As of December 31, 2001, $141.5 million was outstanding under the Amended Credit Facility, including Term Loan B, and the aggregate principal amount of the Notes outstanding was $180.0 million.

         Liquidity. The Company's principal sources of funds will be cash provided by operating activities and borrowings under its Amended Credit Facility. The Company's ability to fully utilize its Amended Credit Facility is limited by certain financial covenants, including the Senior Leverage Ratio and Cash Interest Coverage Ratio as said terms are defined in the Amended Credit Facility.

         The Indenture relating to the Notes and the Amended Credit Facility impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company satisfy certain financial tests, limitations on capital expenditures and restrictions on the ability of the Company to incur debt, pay dividends or take certain other corporate actions.

         Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, all required capital expenditures and pursue its business strategy for at least the next 12 months.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table reflects a summary of the Company's contractual cash obligations as of December 31, 2001:


                                          2002       2003       2004      2005       2006    THEREAFTER     TOTAL
                                          ----       ----       ----      ----       ----    ----------     -----
9 3/8% senior subordinated notes ....   $   --     $   --     $   --     $   --     $   --     $180,000   $180,000
Term Loan B .........................      1,000      1,000      1,000     12,375     11,875     71,250     98,500
Revolving credit facility ...........       --         --         --       42,950       --         --       42,950
Non-compete payments ................        517        382        282        282        177        262      1,902
Real estate lease payments ..........        519        326        244        199        139         84      1,511
Finder fee payments .................        350        125       --         --         --         --          475
Other ...............................        114          4          4       --         --         --          122
                                        --------   --------   --------   --------   --------   --------   --------
                                        $  2,500   $  1,837   $  1,530   $ 55,806   $ 12,191   $251,596   $325,460
                                        ========   ========   ========   ========   ========   ========   ========

SUMMARY DISCLOSURES REGARDING RELATED PARTIES

EXECUTIVE STOCK INVESTMENTS

         Upon the commencement of his employment in January 1998, the Parent loaned the Chief Executive Officer $250,000 pursuant to an Unsecured Promissory Note. The loan was forgiven on a pro rata daily basis from January 28, 1998 to January 28, 2001.

         In addition, certain other executives were given the opportunity to purchase LGP Common Stock. Under the plan, each executive paid cash for 50% of their stock investment and executed a five year note for the remaining 50%. The Board of Directors approved the forgiveness of these loans including accrued interest, in 3 equal installments in January 1999, 2000, and 2001. The Parent has the right to repurchase the LGP Common Stock at the original cost if the executive terminates his employment or is terminated for cause.

         On August 11, 2000, the Company, Inc., Kenneth L. Serota, the Parent, Green II and Green III entered into that certain Amendment to Employment Agreement, dated as of such date, pursuant to which that certain Employment Agreement, dated as of November 21, 1997, between the Company, Mr. Serota and the Parent was amended. Under and pursuant to the amendment, the Parent issued and sold to Mr. Serota 4,372 shares of LGP Common Stock and 184.42 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock of the Parent ("LGP Junior Preferred Stock") for an aggregate purchase price of $250,000. In addition, the Parent issued and sold to Mr. Serota 23,174 shares of LGP Common Stock for a purchase price of $15.00 per share for an aggregate purchase price of $348,000.

         On December 15, 2000, the Parent issued and sold to management investors 28,626 shares of LGP Common Stock for an aggregate purchase price of $429,000.

         During 2001, the Parent repurchased 22,344 shares of LGP Common Stock from former management stockholders. The purchase price was paid through loan forgiveness and cash.

OTHER RELATED PARTY TRANSACTIONS

         The Company paid $1.3 million and $1.5 million in management fees in 2000 and 2001, respectively, and $356,000 and $475,000 in other fees in 2000 and 2001, respectively, to Leonard Green & Partners, L.P. The Company is obligated to pay other fees to Leonard Green & Partners, L.P. of $475,000, of which $350,000 will be paid in 2002 and the remaining $125,000 will be paid in 2003.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test.

         SFAS No. 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment tests will be performed annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, as of the beginning of the year. The Company has not yet determined the impact of the new accounting standards on its financial reporting.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 must be applied starting with fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact that the adoption of SFAS No. 143 will have on its consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Long-Lived Assets." The new standard supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board Opinion No. 30 (APB No. 30), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date as presently required by APB No.
30. The provisions of SFAS No. 144 are effective for financial statements beginning after December 15, 2001, but allow for early application. The Company plans to adopt this standard as of the beginning of its fiscal 2002. The provisions of SFAS No. 144 generally are to be applied prospectively. Therefore, the adoption of this standard will not affect previously reported financial information. The Company is currently evaluating the impact SFAS No. 144 will have on its results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has a $135.0 million revolving credit facility and a separate Term Loan B that mature in March 2005 and 2007, respectively. Borrowings under the revolving credit facility and the Term Loan B bear interest at an annual rate, at the Company's option, equal to the Alternate Base Rate (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. As a result, the Company's interest expense will be affected by changes in the Alternate Base Rate or in the Adjusted LIBO Rate. At December 31, 2001, the Company had borrowings outstanding of $43.0 million under the revolving credit facility and $98.5 million under the Term Loan B. A hypothetical 100 basis point change in interest rates would impact annual interest expense by approximately $1.4 million based on the amount outstanding at December 31, 2001.

         Additional information regarding the Company's Amended Revolving Credit Facility is contained in Item 7 of this Form 10-K/A under "Liquidity and Capital Resources."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information in response to this Item 8 is included in the consolidated financial statements and notes thereto, and related Independent Auditors' Report, appearing on pages F-1 to F-14 of this Form 10-K/A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and position of individuals who served as directors and executive officers of LGP and LGO, as of March 30, 2002. Each director of the Company will hold office until the next annual meeting of the stockholders or until his successor has been elected. Qualified officers of LGP and the Company are elected by their respective Boards of Directors and serve at the discretion of such Boards.


NAME                                         AGE     POSITION
----                                         ---     --------
Kenneth L. Serota......................       40     President, CEO, and Director
Scott T. Champion......................       42     Executive Vice President - Operations, and Director
Gene A. Hall...........................       50     Senior Vice President - Midwestern Region
Daniel D. Lewis........................       38     Vice President and Secretary
Randy Cope.............................       41     Vice President - Missouri, Kansas, Arkansas
Kelly Luvison..........................       42     Vice President - Western New York Region
Theodore G. Mike.......................       55     Vice President - Eastern Region
Leonard I. Green.......................       67     Chairman of the Board of Directors
John G. Danhakl........................       46     Director
Peter J. Nolan.........................       43     Director
Jonathan Seiffer.......................       30     Director

         Kenneth L. Serota is President and Chief Executive Officer and has served in that capacity since January 1998. Mr. Serota has also been a Director since January 1998. Previously, he served as Vice President -- Law & Finance and Secretary for Hollinger from May 1995 to December 1997 and as a director of its APC Division, which owned the publications initially acquired by the Company, from 1996 to 1997. Previously, Mr. Serota served as an attorney and a certified public accountant. Mr. Serota has significant experience negotiating and closing acquisitions of publications and primarily focuses his efforts on executing its acquisition functions and overseeing all of the Company's administrative and finance functions.

         Scott T. Champion is Executive Vice President-Operations and has primary responsibility for all community publications. Mr. Champion has also been a Director since January 2000. In 1998, he served as LGP's Senior Vice President. Prior to 1998, he served as Senior Vice President, regional manager, and district manager of APC and had been employed at APC since 1988. Prior to his employment at APC, Mr. Champion served as the publisher of a group of privately owned publications. Mr. Champion has more than 19 years of experience in the newspaper industry.

         Gene A. Hall is Senior Vice President and has primary responsibility for publications in the Midwestern region of the United States. He was appointed LGP's Senior Vice President in January 1998. Prior to his employment with LGP, he served as a Senior Vice President of APC from 1992 to 1998. Prior to 1992, he served as a regional manager and had been employed at APC since 1988. Prior to his employment at APC, Mr. Hall was the owner and publisher of the Charles City Press, Six County Shopper and The Extra in Charles City, Iowa, which the Company currently owns. Mr. Hall has more than 33 years of experience in the newspaper industry.

         Daniel D. Lewis is Vice President and Secretary and has had primary responsibility over the Company's financial and accounting activities since September 1999. Prior to joining LGP, Mr. Lewis served as a management consultant for PricewaterhouseCoopers LLP. In addition, Mr. Lewis has held management positions with Kraft Foods Inc. and Berkshire Hathaway Inc. Mr. Lewis is a certified public accountant.

         Randall W. Cope is Vice President and has been responsible for newspaper operations in Missouri, Kansas and Arkansas since December 1998. Mr. Cope also oversees the Company's national classified advertising network. From 1995 to 1998, Mr. Cope was regional manager and publisher of the Northwest Arkansas Times in Fayetteville, Arkansas, which was owned by APC. Mr. Cope has 20 years of experience covering all areas of newspaper operations.

         Kelly Luvison is Vice President responsible for newspaper operations in western New York, Pennsylvania and West Virginia, as well as Liberty Business Development Group. Mr. Luvison served as regional manager for LGP since January 1998, was appointed a Vice President in January 2000. Prior to January 1998, Mr. Luvison was a regional manager for APC. Since 1996, Mr. Luvison has been publisher of the Evening Tribune in Hornell, New York, a newspaper the Company currently owns, in addition to his duties as a regional manager and Vice President.

         Theodore G. Mike is Vice President and has primary responsibility for many of the Company's newspaper operations in the eastern region of the United States. Mr. Mike served as regional manager since January 1998, and was appointed Vice President in January 1999. Mr. Mike served as a regional manager for APC from 1992 to 1997. Mr. Mike has also been publisher of The Evening Times in Sayre, Pennsylvania, a newspaper the Company currently owns, since 1992. Mr. Mike has more than 35 years of experience in the newspaper industry.

         Leonard I. Green has been a Director since January 1998 and served as the Chairman of the Board of Directors since January 1998. Mr. Green has been a partner of Leonard Green & Partners, L.P. since its formation in 1994. Mr. Green has also been, individually or through a corporation, a partner in a merchant banking firm affiliated with Leonard Green & Partners, L.P. since its inception in 1989. Mr. Green is also a director of Rite Aid Corporation, Communications & Power Industries Inc. and Dollar Financial Group, Inc.

         John G. Danhakl has been a Director since January 1998. Mr. Danhakl has been a partner of Leonard Green & Partners, L.P. since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation (DLJ) and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated from 1985 to 1990. Mr. Danhakl is also a director of Arden Group, Inc., Big 5 Sporting Goods Corporation, Communications & Power Industries Inc., Twinlab Corporation, Diamond Triumph Auto Glass, Inc., Leslie's Poolmart, Inc., VCA Antech, Inc., PETCO Animal Supplies, Inc. and MEMC Electronic Materials Inc.

         Peter J. Nolan. Mr. Nolan has been a Director since January 1998. Mr. Nolan has been a partner of Leonard Green & Partners, L.P. since 1997. Mr. Nolan previously served as Managing Director and Co-Head of DLJ's Los Angeles Investment Banking Division since 1990. Prior to joining DLJ, Mr. Nolan had been a Vice President at Drexel Burnham Lambert Incorporated and a First Vice President at Prudential Securities Incorporated. Mr. Nolan is also a director of VCA Antech, Incorporated and several private companies.

         Jonathan A. Seiffer has been a Director since January 1998. Mr. Seiffer has been a partner of Leonard Green & Partners, L.P. since 1999. From 1994 through 1999, Mr. Seiffer was a Vice President and Associate of Leonard Green & Partners, L.P. Prior to joining Leonard Green & Partners, L.P., Mr. Seiffer was a member of the corporate finance department of DLJ. Mr. Seiffer is also a director of Diamond Triumph Auto Glass, Inc., Gart Sports Company, Dollar Financial Group, Inc. and several private companies.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth the cash and non-cash compensation paid to the Company's chief executive officer and each of the four other most highly compensated executive officers of the Company and its Parent who earned more than $100,000 in salary and bonus during 2001 (each a named executive officer and, collectively, the named executive officers):


Summary Compensation Table


                                                                                                                   LONG-TERM
                                                                                                                 COMPENSATION
                                                              ANNUAL COMPENSATION                                ------------
                                                   ---------------------------------------      OTHER ANNUAL      SECURITIES
                                                   FISCAL                                       COMPENSATION      UNDERLYING
NAME AND POSITION                                   YEAR         SALARY ($)      BONUS ($)          ($)         OPTIONS (#)(4)
-----------------                                  ------        ---------       ---------      ------------    ---------------
Kenneth L. Serota.............................      2001          455,500             -              -                  -
    President and CEO                               2000          405,500        300,000         112,973(1)             -
                                                    1999          380,000        400,000         116,013(2)             -

Scott T. Champion.............................      2001          171,654         25,000              -                 -
    Executive Vice President--                      2000          155,500         85,000              -                 -
Operations                                          1999          130,000         75,000              -                 -

Gene H. Hall..................................      2001          150,500         30,000              -                 -
Senior Vice President-- Midwestern                  2000          138,289         28,200              -                 -
Region                                              1999          130,000         50,000              -                 -

Randall W. Cope...............................      2001          150,500         25,000              -                 -
    Vice President-- Missouri, Kansas               2000          135,500         62,000              -                 -
    and Arkansas                                    1999          125,000         45,750              -               8,000

Daniel D. Lewis...............................      2001          117,308         25,000              -                 -
    Vice President and Secretary                    2000           99,000         15,000              -               1,000
                                                    1999           33,558(3)       8,000              -                 -

(1) Includes $109,973 of loan forgiveness for fiscal year 2000.
(2) Includes $110,013 of loan forgiveness for fiscal year 1999.
(3) Mr. Lewis commenced employment with the Company in September 1999.
(4) Represents options for shares of LPG Common Stock.

COMPENSATION OF DIRECTORS AND MANAGEMENT FEES

         Individuals who are officers of Operating Company and LGP, as well as Messrs. Green, Seiffer, Danhakl and Nolan, do not receive any compensation directly for their service on LGP's and Operating Company's Boards of Directors. Operating Company has agreed, however, to pay Leonard Green & Partners, L.P. an annual management fee of $1.5 million. Such fee is payable in equal monthly installments, but is subordinated in right of payment to the Senior Discount Debentures and the Senior Subordinated Notes for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. Leonard Green & Partners, L.P. also received other fees of $375,000 in 2001 and is owed $475,000 at December 31, 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Nolan, Mr. Seiffer and Mr. Serota, who also serves as the President and Chief Executive Officer of the Company, served on the Company's compensation committee during the last fiscal year. The Company provided Mr. Serota a loan in the principal amount of $250,000 in January 1998, which, together with all accrued interest, was forgiven on a pro rata daily basis from January 1, 1998 to January 1, 2001. The Company also provided Mr. Serota with three additional loans on August 11, 2000, in the principal amounts of $250,000, $225,947 and $121,663, the proceeds of which were used by Mr. Serota to purchase an aggregate of 4,372 shares of LGP Common Stock and 184.42 shares of LGP Junior Preferred Stock. Each of these loans accrues interest at a rate of 6.22% per annum until each loan matures. The Company is required to forgive the $250,000 loan, including all accrued interest, under certain circumstances. The $225,947 and $121,663 loans become due, including unpaid accrued interest, when Mr. Serota sells all or part of the LGP Common Stock purchased with the proceeds of such loans in an amount proportional to the number of shares of LGP Common Stock sold. See Item 11. "Executive Compensation -- Employment Agreement" and Item 13. "Certain Relationship and Related Transactions." Messrs. Nolan and Seiffer are partners in Leonard Green & Partners, L.P., which acts as the manager under the management services agreement. See Item 13. "Certain Relationships and Related Transactions."

         None of the Company's executive officers currently serves, or in the past, has served, on the board of directors or compensation committee of any other company that has one or more executive officers serving on the Company's board of directors or compensation committee.

EMPLOYMENT AGREEMENT

         The Parent, the Company and Kenneth Serota entered into an employment agreement, dated as of November 21, 1997, whereby Mr. Serota agreed to serve as President and Chief Executive Officer of the Parent, the Company and any of the Parent's other subsidiaries for a period of three years commencing January 1, 1998 and for additional successive one-year periods thereafter, unless either the Company or Mr. Serota gives timely notice to the other that the employment term shall not be so extended.

         The employment agreement provided for a base salary of $350,000, $375,000 and $400,000 for the years 1998, 1999 and 2000, respectively, and provided for those benefits generally available to the Company's employees, including life insurance, health insurance, deferred compensation and profit sharing. In addition to receiving a base salary, Mr. Serota is eligible to receive a bonus based on the attainment of applicable performance standards agreeable to the Company and Mr. Serota, including standards based on annual revenue growth, EBITDA growth, completion of reasonably acceptable acquisitions and growth of acquired properties. The employment agreement also provided, subject to certain exceptions, that upon a termination of Mr. Serota's employment during the term thereof (other than for "cause" or voluntary resignation without "good reason," as defined therein, but including a "change of control" as defined therein), the Company was generally obligated to pay Mr. Serota the greater of one year's salary or an amount equal to his base salary for the remaining term under the employment agreement plus, in either case, a portion of his bonus for the year of termination. The employment agreement provides that during its term Mr. Serota shall be a member of the board of directors of the Parent and each of its subsidiaries and he shall also be a member of any executive or similar committee of the Parent and its subsidiaries that has executive functions or responsibilities.

         On August 11, 2000, the Parent, the Company, Mr. Serota, Green II and Green III entered into an amendment to the employment agreement, pursuant to which: (1) the term of the employment agreement was extended for an additional three-year period until January 1, 2004 and for additional successive one-year periods thereafter, unless either the Company or Mr. Serota gives timely notice to the other that the employment term shall not be so extended; (2) the annual base salary payable to Mr. Serota thereunder for years 2001, 2002 and 2003 of the extended term thereof was established at $450,000, $475,000 and $500,000, respectively; (3) the Company agreed to pay, in arrears, to Mr. Serota an automobile allowance of $500 per month for each month from January 1, 1998 through December 31, 2000 and $800 per month for each month thereafter; (4) Mr. Serota's severance package was amended whereby LGO agreed to pay to Mr. Serota eighteen (18) months of base salary at the then current annual base salary payable to Mr. Serota in the event that Mr. Serota's employment with the Company is terminated by the Company without cause or by Mr. Serota for good reason (including a change of control, as defined therein); (5) the Parent issued and sold to Mr. Serota (a) 4,372 shares of LGP's Common Stock and 184.42 shares of LGP Junior Preferred Stock for an aggregate purchase price of $250,000 and (b) 23,174 shares of LGP Common Stock for a purchase price of $15.00 per share, for an aggregate purchase price of $347,610; and (6) the Parent provided Mr. Serota with (a) an unsecured full-recourse loan in the principal amount of $250,000 to pay the consideration for the shares of LGP Common Stock and 184.42 shares of LGP Junior Preferred Stock, (b) a secured non-recourse loan in the principal amount of $225,947 to pay a portion of the consideration for the 23,174 shares of LGP Common Stock and (c) a secured recourse loan in the amount of $121,663 to pay the remaining consideration for the 23,174 shares of LGP Common Stock. To secure repayment of the secured loans, the Parent retained a security interest in the LGP Common Stock described in clause 5(b) above. Each of these loans accrues interest at a rate of 6.22% per annum, which accrues until such loan matures. The Parent is required under the amendment to the employment agreement to forgive the unsecured loan, including all accrued interest, upon the consummation of a public offering of LGP Common Stock. The secured loans become due, including unpaid accrued interest, when Mr. Serota sells all or part of the LGP Common Stock purchased with the proceeds of such loans in an amount proportional to the number of shares of LGP Common Stock sold.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                      NO.
                                                     % OWNED       OF SHARES
                                                     -------       ---------

COMMON STOCK:

Liberty Group Publishing, Inc......................    100%          100
3000 Dundee Rd., Suite #203
Northbrook, IL 60062


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT AGREEMENT

         The Company has employment agreements and arrangements with its Chief Executive Officer. See "Item 11. Executive Compensation -- Employment Agreements."

MANAGEMENT SERVICES AGREEMENT

         On April 18, 2000, the Company entered into a management services agreement with Leonard Green & Partners, L.P., an affiliate of each of Green II and Green III, which acts as the manager under the agreement. The management services agreement provides that the manager will provide management, consulting and financial planning services and transaction-related financial advisory and investment banking services to the Company. The manager receives an annual fee of approximately $1.5 million as compensation for its management, consulting and financial planning services, which is payable in equal monthly installments and is subordinated in right of payment to the Notes, and the Amended Credit Facility. The manager also receives reasonable and customary fees for transaction-related services and is reimbursed for out-of-pocket expenses. The management services agreement terminates on January 27, 2010.

         The Company paid approximately $1.3 million and $1.5 million in management fees in 2000 and 2001, respectively, and $356,000 and $475,000 in other fees, in 2000 and 2001, respectively, to the manager. The Company is also obligated to pay other fees of $475,000 to the manager, of which $350,000 will be paid in 2002 and the remaining $125,000 will be paid in 2003.

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

         Consolidated Statements of Operations for the years ended December 31, 1999, 2000, and 2001.

         Consolidated Statements of Stockholder's Equity for the years ended December 31, 1999, 2000, and 2001.

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000, and 2001.

         Notes to Consolidated Financial Statements.

    2. The following consolidated financial statement schedule of the Company and the related Independent Auditors' Report are included in this Form 10-K/A on pages S-1 and S-2: Independent Auditors' Report - Schedule II
         - Valuation and Qualifying Accounts. All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

    3.   The exhibits filed as a part of this report are listed in the following
         Exhibit Index.

                                  EXHIBIT INDEX


EXHIBIT
NO.                                         ITEMS
-------                                     -----

2.1       Asset Purchase Agreement dated as of November 21, 1997, among Liberty      Incorporated by reference to
          Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),    Exhibit 2.1 included on the
          Liberty Group Operating, Inc., Hollinger International Inc., APAC-90       Company's Registration Statement
          Inc., American Publishing, and APAC-95, Inc.                               on Form S-4 (Registration No.
                                                                                     333-46957) (the "Company's S-4").

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

EXHIBIT
NO.                                               ITEMS
-------                                           -----
3.1       Certificate of Incorporation of Liberty Group Operating, Inc.                        Incorporated by reference to
                                                                                               Exhibit 3.1 included on the
                                                                                               Company's S-4.

3.2       By-laws of Liberty Group Operating, Inc.                                             Incorporated by reference to
                                                                                               Exhibit 3.2 included on the
                                                                                               Company's S-4.

4.1       Indenture dated as of January 27, 1998 among Liberty Group Operating,                Incorporated by reference to
          Inc. and State Street Bank and Trust Company, as Trustee, including                  Exhibit 4.1 included on the
          form of 9 3/8% Senior Subordinated Notes due 2008.                                   Company's S-4.

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

10.5     Amended and Restated Credit Agreement dated as of April 18, 2000, among               Incorporated by reference to
         Liberty Group Operating, Inc., Liberty Group Publishing, Inc., the lenders            Exhibit 10.14 included on the
         party thereto, Citicorp USA, Inc., Citibank N.A., DB Banc Alex Brown LLC,             Company's 2000 10-K.
         Wells Fargo Bank, N.A., and Bank of America, N.A.

10.6     First Amendment to Credit Agreement dated as of May 10, 2001,                         Incorporated by reference to
         among Liberty Group Operating, Inc., Liberty Group Publishing, Inc.,                  Exhibit 99 included on the
         the lenders party thereto, Citibank, N.A. and Citicorp USA, Inc.                      Company's March 31, 2001 10-Q.

10.7     Second Amendment to Credit Agreement and Limited Waiver and Consent                   Previously filed.
         dated as of December 14, 2001 among Liberty Group Operating, Inc.,
         Liberty Group Publishing, Inc. the lenders party thereto, Citibank, N.A.
         and Citicorp USA, Inc.

10.8     Guarantor Pledge and Security Agreement dated as of January 27, 1998                  Incorporated by reference to
         among Liberty Group Publishing, Inc., Liberty Group Arizona Holdings, Inc.,           Exhibit 10.6 included on the
         Liberty Group Arkansas Holdings, Inc., Liberty Group California Holdings,             Company's S-4.
         Inc., Liberty Group Illinois Holdings, Inc., Liberty Group Iowa Holdings,
         Inc., Liberty Group Kansas Holdings, Inc., Liberty Group Michigan
         Holdings, Inc. Liberty Group Minnesota Holdings, Inc., Liberty Group
         Missouri Holdings, Inc., Liberty Group New York Holdings, Inc., Liberty
         Group Pennsylvania Holdings, Inc., Liberty Group Management Services,
         Inc. and Citicorp USA, Inc.


EXHIBIT
NO.                                               ITEMS
-------                                           -----

10.9     Borrower Pledge and Security Agreement dated as of January 27, 1998                  Incorporated by reference to
         between Liberty Group Operating, Inc. and Citicorp USA, Inc.                         Exhibit 10.7 included on the
                                                                                              Company's S-4.

10.10    Guaranty, Indemnity and Subordination Agreement, dated as of                         Included herewith.
         January 27, 1998, entered into by Liberty Group Publishing, Inc.,
         Liberty Group Arizona Holdings, Inc., Liberty Group Arkansas
         Holdings, Inc., Liberty Group California Holdings, Inc., Liberty Group
         Illinois Holdings, Inc., Liberty Group Iowa Holdings, Inc., Liberty Group
         Kansas Holdings, Inc., Liberty Group Michigan Holdings, Inc., Liberty Group
         Minnesota Holdings, Inc., Liberty Group Missouri Holdings, Inc., Liberty Group
         New York Holdings, Inc., Liberty Group Pennsylvania Holdings, Inc. and
         Liberty Group Management Services, Inc., for the benefit of the Beneficiaries
         (as defined therein).


*10.11    Liberty Group Publishing, Inc.'s Publisher's Deferred Compensation                  Incorporated by reference to
          Plan.                                                                               Exhibit 10.10 included on the
                                                                                              Company's Annual Report on
                                                                                              Form 10-K for the period ended
                                                                                              December 31, 1998 the "Company's
                                                                                              1998 10-K").

*10.12    Liberty Group Publishing, Inc.'s Executive Benefit Plan.                            Incorporated by reference to
                                                                                              Exhibit 10.11 included on the
                                                                                              Company's 1998 10-K.

*10.13    Liberty Group Publishing, Inc.'s Executive Deferral Plan.                           Incorporated by reference to
                                                                                              Exhibit 10.12 included on the
                                                                                              Company's 1998 10-K.

*10.14    Liberty Group Publishing, Inc.'s 1999 Stock Option Plan.                            Incorporated by reference to
                                                                                              Exhibit 10.15 included on the
                                                                                              Company's 1999 10-K.

21        Subsidiaries of Liberty Group Operating, Inc.                                       Previously filed.



----------------

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

         (b) The Company did not file any current reports on Form 8-K during the fourth quarter of the year ended December 31, 2001.

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


                                  /s/ KPMG LLP

Chicago, Illinois
March 18, 2002

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                             DECEMBER 31,
                                                                                             ------------
                                                                                          2000         2001
                                                                                          ----          ----
Assets
Current assets:
   Cash and cash equivalents ........................................................   $   1,036    $   1,474
   Accounts receivable, net of allowance for
      doubtful accounts of $1,523 and $1,458 at December 31, 2000
      and 2001, respectively ........................................................      22,605       21,398
   Inventory ........................................................................       3,042        2,824
   Prepaid expenses .................................................................       1,169        1,602
   Other current assets .............................................................         144           25
                                                                                        ---------    ---------
Total current assets ................................................................      27,996       27,323
   Property, plant and equipment, net ...............................................      55,817       52,536
   Intangible assets, net ...........................................................     467,604      452,418
   Deferred financing costs, net ....................................................       7,483        6,364
   Other assets .....................................................................         402          336
                                                                                        ---------    ---------
Total assets ........................................................................   $ 559,302    $ 538,977
                                                                                        =========    =========
Liabilities and stockholder's equity
Current liabilities:
   Current portion of Term Loan B ...................................................   $   1,000    $   1,000
   Current portion of long-term liabilities .........................................       1,181          981
   Accounts payable .................................................................       2,253        2,243
   Accrued expenses .................................................................      16,305       13,394
   Deferred revenue .................................................................       9,117        9,217
                                                                                        ---------    ---------
Total current liabilities ...........................................................      29,856       26,835
Long-term liabilities:
   Borrowings under revolving credit facility .......................................      49,400       42,950
   Term Loan B, less current portion ................................................      98,500       97,500
   Long-term liabilities, less current portion ......................................       2,338        1,518
   Senior subordinated notes ........................................................     180,000      180,000
   Deferred income taxes ............................................................      25,484       25,484
                                                                                        ---------    ---------
Total liabilities ...................................................................     385,578      374,287
Stockholder's equity:
   Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2000 and
      2001, respectively ............................................................        --           --
   Additional paid in capital .......................................................     176,736      176,845
   Accumulated deficit ..............................................................      (3,012)     (12,155)
                                                                                        ---------    ---------
Total stockholder's equity ..........................................................     173,724      164,690
                                                                                        ---------    ---------
Total liabilities and stockholder's equity ..........................................   $ 559,302    $ 538,977
                                                                                        =========    =========


          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                               YEARS ENDED DECEMBER 31,
                                                          ----------------------------------
                                                             1999        2000        2001
                                                             ----        ----        ----
REVENUES:
   Advertising ........................................   $ 121,430   $ 150,247    $ 152,382
   Circulation ........................................      27,543      32,318       35,347
   Job printing and other .............................      12,382      12,119       14,251
                                                          ---------   ---------    ---------
Total revenues ........................................     161,355     194,684      201,980

OPERATING COSTS AND EXPENSES:
   Operating costs ....................................      68,351      83,716       90,380
   Selling, general and administrative ................      51,522      63,817       66,581
   Depreciation and amortization ......................      16,657      19,864       21,997
                                                          ---------   ---------    ---------
Income from operations ................................      24,825      27,287       23,022
Interest expense ......................................      24,107      30,895       29,935
Amortization of deferred financing costs ..............       1,109       1,237        1,723
Net gain on exchange and disposition of properties ....       6,197        --           --
                                                          ---------   ---------    ---------
Income (loss) before income taxes
   and extraordinary item .............................       5,806      (4,845)      (8,636)
Income taxes ..........................................       2,752         491          444
                                                          ---------   ---------    ---------
Income (loss) before extraordinary item ...............       3,054      (5,336)      (9,080)
Extraordinary gain on insurance proceeds ..............         485        --           --
                                                          ---------   ---------    ---------
Net income (loss) .....................................   $   3,539   $  (5,336)   $  (9,080)
                                                          =========   =========    =========

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                   COMMON       COMMON       ADDITIONAL
                                                    STOCK        STOCK        PAID-IN         ACCUMULATED
                                                   SHARES       AMOUNT        CAPITAL           DEFICIT         TOTAL
                                                   ------     ----------     -----------     ------------       -----
Balances at 12/31/98 ....................           100          $   --      $ 148,661        $    (965)      $ 147,696
   Dividend paid to Company's Parent ....            --              --             --             (250)           (250)
   Net income ...........................            --              --             --            3,539           3,539
                                                    ---       ---------      ---------        ---------       ---------
Balances at 12/31/99 ....................           100              --        148,661            2,324         150,985
   Net contributions of capital .........            --              --         28,075               --          28,075
   Net loss .............................            --              --             --           (5,336)         (5,336)
                                                    ---       ---------      ---------        ---------       ---------
Balances at 12/31/00 ....................           100              --        176,736           (3,012)        173,724
   Net contributions of capital .........            --              --            109               --             109
   Dividend paid to Company's
   Parent ...............................            --              --             --              (63)            (63)
   Net loss .............................            --              --             --           (9,080)         (9,080)
                                                    ---       ---------      ---------        ---------       ---------
Balances at 12/31/01 ....................           100          $   --      $ 176,845        $ (12,155)      $ 164,690
                                                    ===       =========      =========        =========       =========

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                YEARS ENDED DECEMBER 31,
                                                                                ------------------------
                                                                            1999          2000          2001
                                                                            ----          ----          ----
Cash flows from operating activities:
   Net loss......................................................      $      3,539  $     (5,336)  $    (9,080)
   Adjustments to reconcile net income (loss) to
      net provided by operating activities:
   Depreciation and amortization.................................            16,657        19,864        21,997
   Amortization of deferred financing costs......................             1,109         1,237         1,723
   Non-cash compensation.........................................               223           163           109
   Net gain on exchange and disposition of properties............            (6,197)            -             -
   Deferred taxes................................................             2,457             -             -
   Extraordinary gain............................................              (485)            -             -
   Changes in assets and liabilities, net of acquisitions
      and dispositions:
      Accounts receivable, net...................................            (1,325)          372         1,354
      Inventory..................................................               139          (467)          218
      Prepaid expenses and other assets..........................            (2,552)         (417)         (314)
      Accounts payable...........................................            (2,338)          (38)         (242)
      Accrued expenses...........................................            (3,173)          427        (2,932)
      Deferred revenue...........................................               445           (72)           92
                                                                       ------------  ------------   -----------
Net cash flows provided by operating activities..................             8,499        15,734        12,925
                                                                       ------------  ------------   -----------

Cash flows from investing activities:
   Purchases of property, plant and equipment....................            (5,687)       (9,654)       (2,715)
   Proceeds on sale of properties................................                 -         2,103             -
   Acquisitions, net of cash acquired............................           (54,822)      (84,541)         (615)
                                                                       ------------  ------------   -----------
Net cash flows used in investing activities......................           (60,509)      (92,092)       (3,330)
                                                                       ------------  ------------   -----------

Cash flows from financing activities:
   Net proceeds from issuing long-term debt......................                 -        98,505             -
   Borrowings (repayments) under revolving credit
      facility, net of fees......................................            53,500        71,750        (7,065)
   Net contributions of capital from Parent......................                 -        28,075             -
   Dividend paid to Company's Parent.............................              (250)            -           (63)
   Payments of long term debt....................................                 -             -        (1,000)
   Payments on long term liabilities.............................              (405)         (945)       (1,029)
   Payment of debt on prior revolving credit facility............                 -      (121,850)            -
                                                                       ------------  ------------   -----------
   Net cash provided by (used in) financing activities...........            52,845        75,535        (9,157)
                                                                       ------------  ------------   -----------
Net increase (decrease) in cash and cash equivalents.............               835          (824)          438
Cash and cash equivalents, at beginning of period................             1,025         1,860         1,036
                                                                       ------------  ------------   -----------
Cash and cash equivalents, at end of period......................      $      1,860  $      1,036   $     1,474
                                                                       ============  ============   ===========

Supplemental cash flow disclosure -
   Non cash gain on exchange of properties.......................      $      6,197  $          -   $         -
   Cash interest paid............................................            24,107        28,388        32,130
   Income taxes paid.............................................               130           532           505


          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)       DESCRIPTION OF BUSINESS

         Liberty Group Operating, Inc. and subsidiaries (the "Company") is a wholly-owned subsidiary of Liberty Group Publishing, Inc. (the "Parent" or "LGP"). The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company owns and operates 328 publications in 17 states. The Company's total revenues in 2001 were derived from advertising (75%), circulation (18%) and job printing and other (7%). Raw materials, mainly newsprint and ink, are readily available from a number of suppliers. No single display advertiser accounted for greater than one percent, and no single display, national or classified advertiser accounted for greater than 10%, of the Company's total revenues in 2001.

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

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

         (F)       INTANGIBLE ASSETS

         Intangible assets consist of subscriber and advertiser relationships, mastheads, non-compete agreements with former owners of acquired newspapers, and the excess of acquisition costs over the estimated fair value of net assets acquired (goodwill). The fair value of intangible assets acquired is determined primarily through the use of independent appraisals. Amortization is calculated using the straight-line method over the respective estimated useful lives ranging from 33 years for subscriber intangibles, up to 10 years for noncompetition agreements depending upon the specifics of the agreement, and 40 years for mastheads, advertiser intangibles and goodwill.

         The Company assesses the recoverability of its long-lived assets, such as property, plant and equipment and intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. Factors leading to impairment include significant under performance relative to expected historical or projected future operating losses, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, and significant negative industry or economic trends. The assessment of recoverability is based on management's estimate. If undiscounted future operating cash flows do not exceed the net book value of the long-lived assets, then a permanent impairment has occurred. The Company would record the difference between the net book value of the long-lived asset and the fair value of such asset as a charge against income in the consolidated statement of operations if such a difference arose.

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

         (I)       FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-LIVED ASSETS

         The Company has reviewed the following financial instruments and determined that their fair values approximated their carrying values as of December 31, 2001: cash equivalents; borrowings under revolving credit facility; accounts receivable; accounts payable and accrued expenses; and long-term liabilities. It is not practical to determine the fair value of the senior subordinated notes as such securities are not actively traded.

         (J)       CASH EQUIVALENTS

         Cash equivalents represent highly liquid certificates of deposit with a maximum term at origination of three months or less.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

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

(3)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following:


                                                               DECEMBER 31,
                                                               ------------
                                                             2000         2001
                                                             ----         ----

Land  ..................................................   $  8,112    $  8,125
Buildings and improvements..............................     26,410      26,841
Machinery and equipment.................................     26,992      28,965
Furniture and fixtures..................................      2,932       3,199
                                                           --------    --------
                                                             64,446      67,130
Less accumulated depreciation and amortization..........     (8,629)    (14,594)
                                                           --------    --------
                                                           $ 55,817    $ 52,536
                                                           ========    ========

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

(4)      INTANGIBLE ASSETS

         Intangible assets consisted of the following:


                                                             DECEMBER 31,
                                                             ------------
                                                          2000           2001
                                                          ----           ----

Non-compete agreements............................    $    17,351    $  17,536
Subscriber relationships..........................         53,348       53,385
Advertiser relationships..........................        202,606      202,756
Mastheads.........................................         19,149       19,168
Goodwill..........................................        212,103      212,528
                                                      -----------    ---------
                                                          504,557      505,373
Less accumulated amortization.....................        (36,953)     (52,955)
                                                      -----------    ---------
                                                      $   467,604    $ 452,418
                                                      ===========    =========

(5)      ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                                             DECEMBER 31,
                                                             ------------
                                                          2000           2001
                                                          ----           ----

Accrued payroll...................................    $     1,500    $    1,823
Accrued vacation..................................            646           594
Accrued bonus.....................................          1,509           853
Accrued interest..................................         10,160         7,949
Accrued other.....................................          2,490         2,175
                                                      -----------    ----------
                                                      $    16,305    $   13,394
                                                      ===========    ==========

(6)      SENIOR SUBORDINATED NOTES

         The acquisition of 166 newspapers from Hollinger in January 1998 was financed in part by: (i) $180,000 from the issuance and sale by the Company of $180,000 aggregate principal amount of 9 3/8% Senior Subordinated Notes (the "Notes") due February 1, 2008 and (ii) $50,500 from the issuance and sale by LGP of $89,000 aggregate principal amount of 11 5/8% Senior Discount Debentures (the "Debentures") due February 1, 2009.

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

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

(7)      REVOLVING CREDIT FACILITY AND TERM LOAN B

         On April 18, 2000, the Company entered into an agreement to amend and restate its $175,000 revolving credit facility. The amendment and restatement extended the maturity date of the revolving credit facility from January 2003 to March 2005, and included the issuance of a $100,000 Term Loan B. The Term Loan B matures in March 2007 and requires annual principal payments of $500 in 2000, $1,000 from 2001 through 2004, $36,125 in 2005, $47,500 in 2006, and $11,875 in
2007.

         On May 10, 2001, the Company entered into an amendment to its Amended Credit Facility. The amendment decreased the aggregate commitment available under the revolving credit facility from $175,000 to $135,000 and amended the Cash Coverage Ratio and Senior Leverage Ratio as defined within the Amended Credit Facility.

         The Term Loan B and the revolving credit facility bear interest at the Company's option equal to the Base Rate (as defined in the Amended Credit Facility) or the adjusted LIBO Rate for a eurodollar loan (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. There is an individual margin applicable to each of the Term Loan B and the revolving credit facility. The Company pays a fee on the aggregate amount of outstanding letters of credit. The Company also pays a fee on the unused portion of the revolving credit facility. No principal payments are due on the revolving credit facility until the maturity date. At December 31, 2001, the Company had utilized $42,950 of the revolving credit facility and $98,500 of the Term Loan B. The average interest rate on borrowings under the Amended Credit Facility for 2001 was 8.1%.

         The Amended Credit Facility contains certain financial covenants and other limitations on LGP and the Company, including restrictions on the ability of LGP and its subsidiaries, including the Company, to make investments or other loans or to pay dividends or make other specified restricted payments. These provisions generally prohibit dividend payments, loans or advances by LGP or by the Company to LGP without the consent of the lenders under the Amended Credit Facility.

(8)      LONG-TERM LIABILITIES

         Long-term liabilities principally represents amounts due under non-interest-bearing non-compete agreements, deferred acquisition consideration and principal payments on capital leases through 2008.

         The aggregate amount of payments related to long-term liabilities at December 31, 2001 are as follows:

                   2002...........................................    $     981
                   2003...........................................          511
                   2004...........................................          286
                   2005...........................................          282
                   2006...........................................          177
                   Thereafter.....................................          262
                                                                      ---------
                                                                      $   2,499
                                                                      =========

(9)      COMMON STOCK

         On the date of the Initial Acquisition, the Company issued 100 shares of common stock, par value $0.01 per share ("Common Stock"), to LGP. No other common shares were issued in 1999, 2000, or 2001.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

(10)     INCOME TAXES

         Income taxes for the periods shown below consisted of:


                                                                           CURRENT       DEFERRED         TOTAL
                                                                           -------       --------         -----
Year ended December 31, 1999:
    U.S. Federal...................................................       $       -     $    2,089      $   2,089
    State and local ...............................................             295            368            663
                                                                          ---------     ----------      ---------
                                                                          $     295     $    2,457      $   2,752
                                                                          =========     ==========      =========
Year ended December 31, 2000:
    U.S. Federal...................................................       $       -     $        -      $       -
    State and local................................................             491              -            491
                                                                          ---------     ----------      ---------
                                                                          $     491     $        -      $     491
                                                                          =========     ==========      =========
Year ended December 31, 2001:
    U.S. Federal...................................................       $       -     $        -      $       -
    State and local................................................             444              -            444
                                                                          ---------     ----------      ---------
                                                                          $     444     $        -      $     444
                                                                          =========     ==========      =========


         Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income (loss) before income tax expense as a result of the following:

                                                                                YEARS ENDED DECEMBER 31,
                                                                                ------------------------
                                                                          1999             2000          2001
                                                                          ----             ----          ----
Computed "expected" tax expense (benefit)........................      $      1,974    $     (1,647)  $    (2,936)
Increase in income taxes resulting from:
   Amortization of nondeductible goodwill........................               233             394         1,687
   State and local income taxes..................................               438             324           293
   Nondeductible meals and entertainment.........................                40             110            95
   Nondeductible expenses........................................                 3               4             -
   Other.........................................................               290               -             -
   Change in Federal valuation allowance.........................              (226)          1,306         1,305
                                                                       ------------    ------------   -----------
                                                                       $      2,752    $        491   $       444
                                                                       ============    ============   ===========


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:


                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                         2000           2001
                                                                                         ----           ----
Deferred tax assets:
   Accounts receivable, principally due
      to allowance for doubtful accounts........................................    $        622    $       408
   Accrued expenses.............................................................           1,207          2,119
   Net operating losses.........................................................          12,323         19,154
                                                                                    ------------    -----------
Gross deferred tax assets.......................................................          14,152         21,681
Less: valuation allowance.......................................................          (1,536)        (3,072)
                                                                                    ------------    -----------
Net deferred tax assets.........................................................          12,616         18,609
                                                                                    ------------    -----------


                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                                                          2000          2001
                                                          ----         ----
Deferred tax liabilities:
   Long-lived assets, principally due to
      differences in depreciation
      and amortization..............................       8,789      19,200
Intangible assets, principally due to
   differences in amortization......................      29,311      24,893
                                                      ----------    --------
                                                          38,100      44,093
                                                      ----------    --------
Net deferred tax liability..........................  $   25,484    $ 25,484
                                                      ==========    ========

         The valuation allowance increased by $1,536 in 2000 and in 2001. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible. In assessing the realizability of the Company's deferred tax assets, which are principally net operating loss carry-forwards, management considers the reversal of deferred tax liabilities which are scheduled to reverse during the carry-forward period and tax planning strategies.

         At December 31, 2001, the Company has net operating loss carry-forwards for Federal and state income tax purposes of $47,885, which are available to offset future taxable income, if any. These federal and state net operating loss carry-forwards begin to expire in 2018 and 2003, respectively.

         The Company acquired deferred tax liabilities of $5,996 in 2000 through corporate acquisitions.

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

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

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

(12)     RELATED PARTY TRANSACTIONS

EXECUTIVE STOCK INVESTMENTS

         Upon the commencement of his employment in January 1998, the Parent loaned the Chief Executive Officer $250 pursuant to an Unsecured Promissory Note. The loan was forgiven on a pro rata daily basis from January 28, 1998 to January 28, 2001.

         In addition, certain other executives were given the opportunity to purchase LGP Common Stock. Under the plan, each executive paid cash for 50% of their stock investment and executed a five year note for the remaining 50%. The Board of Directors approved the forgiveness of these loans including accrued interest, in 3 equal installments in January 1999, 2000, and 2001. The Parent has the right to repurchase the LGP Common Stock at the original cost if the executive terminates his employment or is terminated for cause.

         On August 11, 2000, the Company, Kenneth L. Serota (the "Executive"), LGP, Green Equity Investors II, L.P. ("Green II") and Green Equity Investors III, L.P. ("Green III") entered into that certain Amendment to Employment Agreement, dated as of such date (the "Employment Agreement Amendment"), pursuant to which that certain Employment Agreement, dated as of November 21, 1997, between the Company, the Executive and LGP was amended. Under and pursuant to the Employment Agreement Amendment, the Parent issued and sold to the Executive 4,372 shares of LGP's Common Stock and 184.42 shares of LGP Junior Preferred Stock for an aggregate purchase price of $250. In addition, the Parent issued and sold to the Executive 23,174 shares of LGP Common Stock for a purchase price per share of $15.00 for an aggregate purchase price of $348.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

         On December 15, 2000, the Parent issued and sold to management investors 28,626 shares of LGP Common Stock for an aggregate purchase price of $429.

         During 2001, the Company repurchased 22,344 shares of LGP Common Stock from former management stockholders. The purchase price was paid through loan forgiveness and $63 in cash.

OTHER RELATED PARTY TRANSACTIONS

         The Company paid $1,320 and $1,480 in management fees in 2000 and 2001, respectively, and $356 and $475 in other fees in 2000 and 2001, respectively, to Leonard Green & Partners, L.P. The Company is obligated to pay other fees to Leonard Green & Partners, L.P. of $475 at December 31, 2001.

(13)     NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test.

         SFAS No. 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment tests will be performed annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, as of the beginning of the year. The Company has not yet determined the impact of the new accounting standards on its financial reporting.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 must be applied starting with fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact that the adoption of SFAS No. 143 will have on its consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Long-Lived Assets." The new standard supercedes FASB Statement No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board Opinion No. 30 (APB No. 30), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date as presently required by APB No.
30. The provisions of SFAS No. 144 are effective for financial statements beginning after December 15, 2001, but allow for early application. The Company plans to adopt this standard as of the beginning of its new fiscal year on January 1, 2002. The Company is currently evaluating the impact of SFAS No. 144 will have on its results of operations and financial condition.

(14)     SUBSEQUENT EVENTS

         On January 7, 2002, the Company sold the assets of The Ottumwa Courier, a daily newspaper with a circulation of approximately 15,000. Along with the Courier, the property publishes five other shopper publications. The total sales price was $26,519 resulting in a gain for financial statement purposes of $7,117, or a gain of $4,342, net of the tax effect of $2,775.

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

                                  /s/ KPMG LLP

Chicago, Illinois
March 18, 2002

                                   SCHEDULE II
                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                ALLOWANCE FOR
                  DOUBTFUL                                   BEGINNING    BAD DEBT                    ENDING
                  ACCOUNTS                                    BALANCE     EXPENSE     WRITE-OFFS      BALANCE
                  --------                                   ---------    -------     ----------      -------
Year ended December 31, 1999............................    $     1,182   $      912   $     (953)   $   1,141
Year ended December 31, 2000............................    $     1,141   $    1,771   $   (1,389)   $   1,523
Year ended December 31, 2001............................    $     1,523   $    1,249   $   (1,314)   $   1,458

          See accompanying Independent Auditors' Report on Schedule II.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 20, 2002              LIBERTY GROUP OPERATING, INC. (Registrant)

                                      By /s/ KENNETH L. SEROTA
                                      ------------------------------------------
                                      Kenneth L. Serota,
                                      President, Chief Executive Officer and
                                      Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

Dated: November 20, 2002              /s/ KENNETH L. SEROTA
                                      ------------------------------------------
                                      Kenneth L. Serota,
                                      President, Chief Executive Officer and
                                      Chairman of the Board of Directors


Dated: November 20, 2002              /s/ DANIEL D. LEWIS
                                      ------------------------------------------
                                      Daniel D. Lewis,
                                      Chief Financial Officer


Dated: November 20, 2002              /s/ SCOTT T. CHAMPION
                                      ------------------------------------------
                                      Scott T. Champion, Director


Dated: November 20, 2002              /s/ LEONARD I. GREEN
                                      ------------------------------------------
                                      Leonard I. Green, Director


Dated: November 20, 2002              /s/ JOHN G. DANHAKL
                                      ------------------------------------------
                                      John G. Danhakl, Director


Dated: November 20, 2002              /s/ PETER J. NOLAN
                                      ------------------------------------------
                                      Peter J. Nolan, Director


Dated: November 20, 2002              /s/ JONATHAN A. SEIFFER
                                      ------------------------------------------
                                      Jonathan A. Seiffer, Director

                                  CERTIFICATION


I, Kenneth L. Serota, certify that:

1. I have reviewed this annual report on Form 10-K/A of Liberty Group Operating, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: November 20, 2002

                                   /s/ KENNETH L. SEROTA
                                   ---------------------------------------------
                                   Name:  Kenneth L. Serota
                                   Title: President, Chief Executive Officer
                                          and Chairman of the Board of Directors

                                  CERTIFICATION


I, Daniel D. Lewis, certify that:

1. I have reviewed this annual report on Form 10-K/A of Liberty Group Operating, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: November 20, 2002

                                      /s/ DANIEL D. LEWIS
                                      ------------------------------------------
                                      Name:   Daniel D. Lewis
                                      Title:  Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NO.                                               ITEMS
--------                                          -----
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

EXHIBIT
NO.                                               ITEMS
-------                                           -----
3.1      Certificate of Incorporation of Liberty Group Operating, Inc.                  Incorporated by reference to
                                                                                        Exhibit 3.1 included on the
                                                                                        Company's S-4.

3.2      By-laws of Liberty Group Operating, Inc.                                       Incorporated by reference to
                                                                                        Exhibit 3.2 included on the
                                                                                        Company's S-4.

4.1      Indenture dated as of January 27, 1998 among Liberty Group Operating,          Incorporated by reference to
         Inc. and State Street Bank and Trust Company, as Trustee, including            Exhibit 4.1 included on the
         form of 9 3/8% Senior Subordinated Notes due 2008.                             Company's S-4.

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

10.5     Amended and Restated Credit Agreement dated as of April 18, 2000, among        Incorporated by reference to
         Liberty Group Operating, Inc., Liberty Group Publishing, Inc., the lenders     Exhibit 10.14 included on the
         party thereto, Citicorp USA, Inc., Citibank N.A., DB Banc Alex Brown LLC,      Company's 2000 10-K.
         Wells Fargo Bank, N.A., and Bank of America, N.A.

10.6     First Amendment to Credit Agreement dated as of May 10, 2001,                  Incorporated by reference to
         among Liberty Group Operating, Inc., Liberty Group Publishing, Inc.,           Exhibit 99 included on the
         the lenders party thereto, Citibank, N.A. and Citicorp USA, Inc.               Company's March 31, 2001 10-Q.

10.7     Second Amendment to Credit Agreement and Limited Waiver and Consent            Previously filed.
         dated as of December 14, 2001 among Liberty Group Operating, Inc.,
         Liberty Group Publishing, Inc. the lenders party thereto, Citibank, N.A.
         and Citicorp USA, Inc.

10.8     Guarantor Pledge and Security Agreement dated as of January 27, 1998           Incorporated by reference to
         among Liberty Group Publishing, Inc., Liberty Group Arizona Holdings, Inc.,    Exhibit 10.6 included on the
         Liberty Group Arkansas Holdings, Inc., Liberty Group California Holdings,      Company's S-4.
         Inc., Liberty Group Illinois Holdings, Inc., Liberty Group Iowa Holdings,
         Inc., Liberty Group Kansas Holdings, Inc., Liberty Group Michigan Holdings,
         Inc. Liberty Group Minnesota Holdings, Inc., Liberty Group Missouri Holdings,
         Inc., Liberty Group New York Holdings, Inc., Liberty Group Pennsylvania
         Holdings, Inc., Liberty Group Management Services, Inc. and Citicorp USA,
         Inc.

EXHIBIT
NO.                                               ITEMS
-------                                           ------
10.9     Borrower Pledge and Security Agreement dated as of January 27, 1998             Incorporated by reference to
         between Liberty Group Operating, Inc. and Citicorp USA, Inc.                    Exhibit 10.7 included on the
                                                                                         Company's S-4.

10.10    Guaranty, Indemnity and Subordination Agreement, dated as of                    Included herewith.
         January 27, 1998, entered into by Liberty Group Publishing, Inc.,
         Liberty Group Arizona Holdings, Inc., Liberty Group Arkansas
         Holdings, Inc., Liberty Group California Holdings, Inc., Liberty Group
         Illinois Holdings, Inc., Liberty Group Iowa Holdings, Inc., Liberty Group
         Kansas Holdings, Inc., Liberty Group Michigan Holdings, Inc., Liberty Group
         Minnesota Holdings, Inc., Liberty Group Missouri Holdings, Inc., Liberty Group
         New York Holdings, Inc., Liberty Group Pennsylvania Holdings, Inc. and
         Liberty Group Management Services, Inc., for the benefit of the Beneficiaries
         (as defined therein).


*10.11   Liberty Group Publishing, Inc.'s Publisher's Deferred Compensation              Incorporated by reference to
         Plan.                                                                           Exhibit 10.10 included on the
                                                                                         Company's Annual Report on
                                                                                         Form 10-K for the period ended
                                                                                         December 31, 1998 (the "Company's
                                                                                         1998 10-K").

*10.12   Liberty Group Publishing, Inc.'s Executive Benefit Plan.                        Incorporated by reference to
                                                                                         Exhibit 10.11 included on the
                                                                                         Company's 1998 10-K.

*10.13   Liberty Group Publishing, Inc.'s Executive Deferral Plan.                       Incorporated by reference to
                                                                                         Exhibit 10.12 included on the
                                                                                         Company's 1998 10-K.

*10.14   Liberty Group Publishing, Inc.'s 1999 Stock Option Plan.                        Incorporated by reference to
                                                                                         Exhibit 10.15 included on the
                                                                                         Company's 1999 10-K.

21       Subsidiaries of Liberty Group Operating, Inc.                                   Previously filed.


----------------

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