Form 10-Q/A
period 2002-03-31
LIBERTY GROUP OPERATING INC
filed 2002-11-26
CIK 1056465

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                             ----------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED MARCH 31, 2002


                        COMMISSION FILE NUMBER: 333-46959

                          LIBERTY GROUP OPERATING, INC.
             (Exact name of registrant as specified in its charter)



                   DELAWARE                                   36-4197636
       (State or Other jurisdiction of                     (I.R.S. Employer
        Incorporation or Organization)                   Identification No.)

         3000 DUNDEE ROAD, SUITE 203                            60062
             NORTHBROOK, ILLINOIS                            (Zip Code)
   (Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 272-2244

                             ----------------------


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

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Quarterly Report on Form 10-Q for Liberty Group Operating, Inc. for the quarter ended March 31, 2002 is being filed to amend and restate the items described below contained in our Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on May 15, 2002.

     This Amendment No. 1 makes changes to Item 1 (Consolidated Financial Statements) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of Part I of the Quarterly Report for the following purpose:

     - To restate the Company's consolidated financial statements as of and for the quarter ended March 31, 2002, to revise items related to the Company's classification and amortization of advertiser and subscriber relationship intangible assets, income tax expense, cumulative effect of a change in accounting principle, goodwill, deferred financing costs, and deferred income tax liability, as more fully described in Note 3 to the Company's unaudited interim consolidated financial statements included in
       Item 1 of Part I of the Quarterly Report.

     - In connection with the restatements, Note 4 to the Company's unaudited interim consolidated financial statements included in Item 1 of Part I of the Quarterly Report has been revised.


     - In connection with the restatements, Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of the Quarterly Report has been revised to reflect the restated results of operations for the quarter ended March 31, 2002.

     This report speaks as of the date of the original filing and the Company has not updated the disclosures in this report to speak as of a later date.

                                TABLE OF CONTENTS



                                                                                                         PAGE
                                                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1       Consolidated Financial Statements...................................................          4

             Consolidated Balance Sheets at March 31, 2002 and December 31,
             2001................................................................................          4

             Consolidated Statements of Operations for the Three Months Ended
             March 31, 2002 and  March 31, 2001..................................................          5

             Consolidated Condensed Statements of Cash Flows for the Three
             Months Ended March 31, 2002 and  March 31, 2001.....................................          6

             Notes to the Unaudited Interim Consolidated Financial Statements....................          9

Item 2       Management's Discussion and Analysis of Financial Condition and Results of
             Operations..........................................................................         10

Item 3       Quantitative and Qualitative Disclosures about Market Risk..........................         14

PART II - OTHER INFORMATION

Item 1       Legal Proceedings...................................................................         15

Item 2       Changes in Securities and Use of Proceeds...........................................         15

Item 3       Defaults Upon Senior Securities.....................................................         15

Item 4       Submission of Matters to a Vote of Security Holders.................................         15

Item 5       Other Information...................................................................         15

Item 6       Exhibits and Reports on Form 8-K....................................................         15

Signature Page...................................................................................         16

Certifications...................................................................................         17

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                  MARCH 31,     DECEMBER 31,
                                                                                    2002           2001
                                                                                  ---------     -----------
                                                                                 (UNAUDITED)
                                                                                  (RESTATED)
                                                   ASSETS
Current assets:
   Cash and cash equivalents ................................................     $   3,812      $   1,474
   Accounts receivable, net of allowance for doubtful accounts of $1,503 and
      $1,458 at March 31, 2002 and December 31, 2001, respectively ..........        20,156         21,398
   Inventory ................................................................         2,316          2,824
   Prepaid expenses .........................................................         2,740          1,602
   Other current assets .....................................................           119             25
                                                                                  ---------      ---------
         Total current assets ...............................................        29,143         27,323

   Property, plant and equipment, net .......................................        51,041         52,536
   Goodwill .................................................................       185,488        196,061
   Intangible assets, net ...................................................       243,178        256,357
   Deferred financing costs, net ............................................         6,038          6,364
   Other assets .............................................................           314            336
                                                                                  ---------      ---------
         Total assets .......................................................     $ 515,202      $ 538,977
                                                                                  =========      =========

                                    LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Current portion of Term Loan B ...........................................     $   1,000      $   1,000
   Current portion of long-term liabilities .................................           894            981
   Accounts payable .........................................................         1,893          2,243
   Accrued expenses .........................................................        11,219         13,394
   Deferred revenue .........................................................         9,096          9,217
                                                                                  ---------      ---------
         Total current liabilities ..........................................        24,102         26,835

Long-term liabilities:
   Borrowings under revolving credit facility ...............................        18,000         42,950
   Term loan B, less current portion ........................................        97,000         97,500
   Long-term liabilities, less current portion ..............................         1,512          1,518
   Senior subordinated notes ................................................       180,000        180,000
   Deferred income taxes ....................................................        27,333         25,484
                                                                                  ---------      ---------
         Total liabilities ..................................................       347,947        374,287

Stockholder's equity:
   Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued
      and outstanding at March 31, 2002 and December 31, 2001 ...............            --             --
   Additional paid in capital ...............................................       176,872        176,845
   Accumulated deficit ......................................................        (9,617)       (12,155)
                                                                                  ---------      ---------
   Total stockholder's equity ...............................................       167,255        164,690
                                                                                  ---------      ---------
         Total liabilities and stockholder's equity .........................     $ 515,202      $ 538,977
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

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 ----------------------
                                                                                   2002          2001
                                                                                 --------      --------
                                                                                (RESTATED)
REVENUES:
     Advertising ...........................................................     $ 33,841      $ 34,641
     Circulation ...........................................................        8,181         8,176
     Job printing and other ................................................        3,003         3,622
                                                                                 --------      --------
         Total revenues ....................................................       45,025        46,439

OPERATING COSTS AND EXPENSES:
     Operating costs .......................................................       21,462        24,336
     Selling, general and administrative ...................................       12,899        13,874
     Depreciation and amortization .........................................        4,386         5,231
                                                                                 --------      --------
Income from operations .....................................................        6,278         2,998

Interest expense ...........................................................        6,173         7,964
Amortization of deferred financing costs ...................................          327           319
                                                                                 --------      --------
Loss from continuing operations before income taxes and cumulative
     effect of change in accounting principle ..............................         (222)       (5,285)
Income tax expense .........................................................          133            81
                                                                                 --------      --------
Loss from continuing operations before cumulative effect of change in
     accounting principle ..................................................         (355)       (5,366)
Income from discontinued operations, net of tax ............................        4,342           311
                                                                                 --------      --------
Income (loss) before cumulative effect of change in accounting principle ...        3,987        (5,055)
Cumulative effect of change in accounting principle, net of tax ............       (1,449)           --
                                                                                 --------      --------
Net income (loss) ..........................................................     $  2,538      $ (5,055)
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

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 ----------------------
                                                                                   2002          2001
                                                                                 --------      --------
                                                                                (RESTATED)
Cash flows from operating activities:
     Net income (loss) .....................................................     $  2,538      $ (5,055)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization .........................................        4,386         5,231
     Amortization of deferred financing costs ..............................          327           319
     Non-cash compensation .................................................           27            25
     Income from discontinued operations, net of tax .......................       (4,342)          311
     Cumulative effect of change in accounting principle, net of tax .......        1,449            --
     Changes in assets and liabilities, net of acquisitions and disposition:
         Working capital, net ..............................................       (2,624)       (3,883)
                                                                                 --------      --------

Net cash provided by (used in) operating activities ........................        1,761        (3,052)
                                                                                 --------      --------

Cash flows from investing activities:
     Purchases of property, plant and equipment ............................         (390)         (774)
     Proceeds from sale of publications ....................................       26,510            --
     Acquisitions, net of cash acquired ....................................           --          (551)
                                                                                 --------      --------
Net cash provided by (used in) investing activities ........................       26,120        (1,325)
                                                                                 --------      --------

Cash flows from financing activities:
     Net borrowings (repayments) under amended credit facility .............      (24,950)        5,420
     Payments on debt and long term liabilities ............................         (593)         (600)
                                                                                 --------      --------
Net cash provided by (used in) financing activities ........................      (25,543)        4,820
                                                                                 --------      --------

Net increase in cash and cash equivalents ..................................        2,338           443

Cash and cash equivalents, at beginning of period ..........................        1,474         1,036
                                                                                 --------      --------
Cash and cash equivalents, at end of period ................................     $  3,812      $  1,479
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

         The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim periods presented. The accompanying interim consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and March 31, 2001 should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-K/A for the year ended December 31, 2001, filed with the Securities and Exchange Commission. The Company's results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year.

(2)      RECLASSIFICATIONS

         Certain amounts in prior year's consolidated financial statements have been reclassified to conform to the 2002 presentation, which include the effect of discontinued operations and the transfer of inserting expense and certain postage and delivery costs from selling, general and administrative to operating costs.

(3)      RESTATEMENT

         The Company has filed this Form 10-Q/A to restate its financial statements as of and for the three months ended March 31, 2002 to reflect the following adjustments:

     - To reclassify the Company's advertiser and subscriber relationship intangible assets apart from goodwill as of January 1, 2002 and to amortize such intangible assets over their remaining useful lives during the three months ended March 31, 2002. Upon initial adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, the Company concluded that its advertiser and subscriber relationship intangible assets did not meet the criteria for recognition apart from goodwill. As a result, the Company reclassified $233,793 of advertiser and subscriber relationship intangible assets into goodwill. However, based on the consensus reached by the Emerging Issues Task Force in Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", the Company has subsequently concluded that its advertiser and subscriber relationship intangible assets do meet the criteria for recognition apart from goodwill under SFAS No. 142. Therefore, the reclassification into goodwill has been reversed as of January 1, 2002 and the advertiser and subscriber relationship intangible assets will continue to be amortized. The transition provisions of SFAS No. 142 require that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods adjusted accordingly. Prior to adoption of SFAS No. 142, advertiser and subscriber relationship intangible assets were amortized over 40 and 33 years, respectively. The Company has concluded that, based upon current economic conditions and its current pricing strategies, the remaining useful lives for advertiser and subscriber relationship intangible assets are 30 and 20 years, respectively, and the amortization periods have been adjusted accordingly, with effect from January 1, 2002. The net effect of these adjustments is an increase in amortization expense of approximately $2,269 for the three months ended March 31, 2002 from what had previously been reported.

     - Income tax expense was reduced approximately $746 for the three months ended March 31, 2002 to reflect the tax effect of the adjustment to intangible amortization and a revision in the estimated effective tax rate.

     - In connection with the Company's reclassification of advertiser and subscriber relationship intangible assets apart from goodwill, the Company's cumulative effect of a change in accounting principle, net of tax, for the three months ended March 31, 2002 was reduced by approximately $199 from what had previously been reported. The Company's cumulative effect of a change in accounting principle, net of tax, represents goodwill and masthead impairment charges recorded upon the adoption of SFAS No. 142 for five properties that had fair values that were less than the net book value of the Company's goodwill and mastheads for such properties on January 1, 2002.

     - In connection with the Company's reclassification of advertiser and subscriber relationship intangible assets apart from goodwill, the Company's deferred income tax liability and goodwill as of January 1, 2002 were increased by approximately $12,897 from what had previously been reported. This increase reverses the approximately $12,897 decrease in the Company's deferred income tax liability and goodwill that was recorded upon the adoption of SFAS No. 142 on January 1, 2002 when advertiser and subscriber relationship intangible assets had been classified as part of goodwill.

     - The Company's deferred financing costs, net, were erroneously understated by $664 and its deferred income tax liability was erroneously overstated by $664 as of March 31, 2002.

         The consolidated financial statements as of and for the three months ended March 31, 2002 and notes thereto included in this amended Quarterly Report on Form 10-Q have been restated to include the effects of these adjustments, as follows:

                                                                             RESTATED         AS PREVIOUSLY REPORTED
                                                                        -------------------   ----------------------
                                                                        THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                           MARCH 31, 2002         MARCH 31, 2002
                                                                        -------------------   ----------------------
Consolidated Statement of Operations:

  Depreciation and amortization ....................................         $   4,386               $   2,117
  Income tax expense ...............................................               133                     879
  Cumulative effect of change in accounting principle, net of tax ..            (1,449)                 (1,648)

  Net income .......................................................             2,538                   3,862
                                                                             RESTATED         AS PREVIOUSLY REPORTED
                                                                        -------------------   ----------------------
                                                                               AS OF                  AS OF
                                                                           MARCH 31, 2002         MARCH 31, 2002
                                                                        -------------------   ----------------------
Consolidated Balance Sheet:

  Goodwill .........................................................         $ 185,488               $ 396,810
  Intangible assets, net ...........................................           243,178                  20,882
  Deferred financing costs, net ....................................             6,038                   5,374
  Other assets .....................................................               314                     333
    Total assets ...................................................           515,202                 503,583

  Deferred income taxes                                                         27,333                  14,417
    Total liabilities ..............................................           347,947                 335,031

  Accumulated deficit ..............................................            (9,617)                 (8,293)
    Total stockholder's equity .....................................           167,255                 168,552
    Total liabilities and stockholder's equity .....................           515,202                 503,583

(4)      INTANGIBLE ASSETS (RESTATED)

         As of January 1, 2002, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. The transition provisions of SFAS No. 142 require that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods adjusted accordingly. Prior to adoption of SFAS No. 142, advertiser and subscriber relationship intangible assets were amortized over estimated remaining useful lives of 40 and 33 years, respectively. The Company has concluded that, based upon current economic conditions and its current pricing strategies, the remaining useful lives for advertiser and subscriber relationship intangible assets are 30 and 20 years, respectively, and the amortization periods have been adjusted accordingly, with effect from January 1, 2002.

         Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill and its mastheads because the Company has determined that the useful life of its mastheads is indefinite. Operating income for the three months ended March 31, 2001 includes $1,453 of amortization of goodwill and mastheads that is not included in results for the three months ended March 31, 2002 due to the implementation of SFAS No. 142.

         The effect on the Company's net income (loss) as a result of the adoption of SFAS No. 142 is as follows:

For the Quarter Ended March 31:

                                                                 2002       2001
                                                                 ----       ----
Reported net income (loss)...................................  $  2,538    $(5,055)
Add back: Goodwill amortization .............................         -      1,344
Add back: Masthead amortization .............................         -        109
Adjust: Advertiser relationships amortization (change in
    useful life).............................................         -       (406)
Adjust: Subscriber relationships amortization (change in
    useful life).............................................         -       (253)
                                                               --------    -------
Adjusted net income (loss)...................................  $  2,538    $(4,261)
                                                               ========    =======

                          LIBERTY GROUP OPERATING, INC.
    NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                      AS OF MARCH 31, 2002
                                                         ----------------------------------------------
                                                         GROSS CARRYING    ACCUMULATED     NET CARRYING
                                                             AMOUNT       AMORTIZATION        AMOUNT
                                                         --------------   ------------     ------------
Amortized Intangible Assets
     Non-compete agreements ...........................     $ 17,536        $ 13,328         $  4,208
     Advertiser relationships .........................      195,019          18,128          176,891
     Subscriber relationships .........................       51,451           5,922           45,529
                                                            --------        --------         --------
Total .................................................     $264,006        $ 37,378         $226,628
                                                            ========        ========         ========

Non-amortized Intangible Assets
     Goodwill .........................................     $185,488
     Mastheads ........................................       16,550
                                                            --------
Total .................................................     $202,038
                                                            ========

Aggregate Amortization Expense:
     For the quarter ended March 31, 2002 .............     $  3,020
                                                            ========

Estimated Amortization Expense:
     For the nine months ending December 31, 2002 .....     $  9,688
     For the year ending December 31, 2003 ............        9,825
     For the year ending December 31, 2004 ............        9,134
     For the year ending December 31, 2005 ............        9,134
     For the year ending December 31, 2006 ............        9,134
     Thereafter .......................................      179,713

         The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 are as follows:

Balance as of January 1, 2002.................................... $  196,061
Impairment losses................................................     (2,231)
Goodwill related to property sold................................     (8,342)
                                                                  ----------
Balance as of March 31, 2002..................................... $  185,488
                                                                  ==========

         Properties will be tested for impairment in the fourth quarter of 2002 after the Company's annual budgeting process. After the Company's initial impairment test, it was determined that the fair values of five properties were less than the net book value of the Company's goodwill and Mastheads for such properties on January 1, 2002. In the first quarter of 2002, a pre-tax goodwill and masthead impairment loss of $2,375 was recognized. The loss, which was $1,449, net of tax, was reported in the Company's consolidated statement of operations as a cumulative effect of change in accounting principle. The fair values of the properties were determined based on multiples of revenues and EBITDA (earnings before interest, taxes, depreciation, and amortization) reflected in the purchase prices of recent sales transactions of newspaper properties similar to those owned by the Company.

(5)      DISCONTINUED OPERATIONS

         The Company disposed of the assets of six related publications (acquired in 1999) in one transaction on January 7, 2002 for $26,510. The net book value of the assets was $19,393, resulting in a pre-tax gain of $7,117, or a gain of $4,342, net of the tax effect of $2,775. As a result of the sale, the disposition of the property has been accounted for as a discontinued operation, and, accordingly, amounts in the consolidated statement of operations for all periods shown have been reclassified to reflect the disposition as a discontinued operation. Discontinued operations for the three months ended March 31, 2002, consisted solely of the gain on sale of the publications. For the quarter ended March 31, 2001, income from discontinued operations, net of zero income taxes, was $311.

                          LIBERTY GROUP OPERATING, INC.
    NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)


(6)      RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

         The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. At March 31, 2002, the Company owned and operated 323 publications in 17 states. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market.

         The Company's portfolio of publications is comprised of 66 paid daily newspapers and 147 paid non-daily newspapers. In addition, the Company publishes 110 free circulation and "total market coverage" ("TMC") publications with limited or no news or editorial content that the Company distributes free of charge and that generally provide 100% penetration in their areas of distribution. The Company generates revenues from advertising, circulation and job printing. Advertising revenue is recognized upon publication of the advertisements. Circulation revenue, which is billed to customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. The revenue for job printing is recognized upon delivery. The Company's operating costs consist primarily of newsprint, labor and delivery costs. The Company's selling, general and administrative expenses consist primarily of labor costs.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Total Revenues. Total revenues for the quarter ended March 31, 2002, decreased by $1.4 million, or 3.0%, to $45.0 million from $46.4 million for the quarter ended March 31, 2001. The decrease in total revenues was comprised of a $0.8 million decrease in advertising revenue and a $0.6 million decrease in job printing and other revenue. The advertising revenue decrease was primarily driven by lower classified recruitment and printing revenues from the Chicago suburban market, as well as the discontinuation of two lower margin print jobs in the Company's community markets.

         Operating Costs. Operating costs for the quarter ended March 31, 2002, were $21.5 million, a decrease of $2.9 million over the quarter ended March 31, 2001. This decrease was primarily due to lower newsprint, labor and delivery costs. The decrease in labor was primarily due to a reduction in staff of 7%. As a percentage of revenue, operating costs decreased from 52.4% to 47.7% of total revenues.

         Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended March 31, 2002 decreased by $1.0 million, to $12.9 million from $13.9 million for the quarter ended March 31, 2001. The decrease in selling, general and administrative expenses during the quarter ended March 31, 2002 was primarily due to lower labor costs resulting from reductions in administrative staff of 5%. As a percentage of total revenues, selling, general and administrative expenses decreased slightly from 29.9% to 28.6%.

         EBITDA. EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization, which for the Company is income from operations plus depreciation and amortization) for the quarter ended March 31, 2002, increased by $2.5 million or 29.6%, to $10.7 million from $8.2 million for the quarter ended March 31, 2001. The increase in EBITDA during the quarter ended March 31, 2002, was primarily due to lower newsprint, labor from reduced headcount and delivery costs partially offset by lower revenues. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered as an alternative to income from operations, net income (loss), cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the Company's industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the Company's industry. However, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth herein may not be comparable to EBITDA reported by other companies. A substantial portion of the Company's EBITDA must be dedicated to the payment of interest on the Company's outstanding indebtedness and to service other commitments, thereby reducing the funds available to the Company for other purposes. Accordingly, EBITDA does not represent an amount of funds that is available for management's discretionary use.

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                     2002               2001
                                                  ---------          ---------
                                                         (IN THOUSANDS)

         Income from operations                   $   6,278          $   2,998
         Depreciation and amortization                4,386              5,231
                                                  ---------          ---------
                  EBITDA                          $  10,664          $   8,229
                                                  =========          =========

         Depreciation and Amortization. As of January 1, 2002, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. The transition provisions of SFAS No. 142 require that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods adjusted accordingly. Prior to adoption of SFAS No. 142, advertiser and subscriber relationship intangible assets were amortized over estimated remaining useful lives of 40 and 33 years, respectively. The Company has concluded that, based upon current economic conditions and its current pricing strategies, the remaining useful lives for advertiser and subscriber relationship intangible assets are 30 and 20 years, respectively, and the amortization periods have been adjusted accordingly, with effect from January 1, 2002.

         Depreciation and amortization expense for the quarter ended March 31, 2002 decreased by $0.8 million to $4.4 million from $5.2 million for the quarter ended March 31, 2001, as a result of the adoption of SFAS No. 142. During the first quarter of 2002, the Company recorded $3.0 million in amortization of intangible assets, compared with $4.0 million for the first quarter of 2001. The Company ceased amortization of goodwill and its mastheads because the Company has determined that the useful life of its mastheads is indefinite. Operating income for the three months ended March 31, 2001 includes $1.5 million of amortization of goodwill and mastheads that is not included in the results for the three months ended March 31, 2002 due to the implementation of SFAS No. 142. Additionally, advertiser and subscriber relationship intangible assets are amortized over 30 and 20 years, respectively, for the three months ended March 31, 2002, as compared to 40 and 33 years, respectively, for the three months ended March 31, 2001.

         Interest Expense. Interest expense (including amortization of deferred financing costs) for the quarter ended March 31, 2002 decreased by $1.8 million to $6.5 million from $8.3 million for the quarter ended March 31, 2001. The decrease in interest expense was due to the reduction of indebtedness resulting from the application of proceeds from the Disposition and lower interest rates.

         Income Tax Expense. Income tax expense for the quarter ended March 31, 2002 increased to $133,000 from $81,000 for the quarter ended March 31, 2001. The increase in income tax expense was due to higher state and local income taxes.

         Cumulative Effect of Change in Accounting Principle. Pursuant to the adoption of SFAS No. 142, the Company performed an initial impairment test of its properties in the first quarter of 2002. As a result of this test, the Company determined that the fair values of five properties were less than the net book value of the Company's goodwill and mastheads for such properties on January 1, 2002. As a result, an after-tax goodwill and masthead impairment loss of $1.4 million, or $2.4 million pre-tax, was recorded in the quarter ended March 31, 2002.

         Discontinued Operations. During the quarter ended March 31, 2002, the Disposition resulted in net proceeds of $26.5 million. The net book value of the assets in the Disposition was $19.4 million, resulting in a pre-tax gain of $7.1 million, or a gain of $4.3 million, net of the tax effect of $2.8 million. The Company's income from discontinued operations for the quarter ended March 31, 2001 was $0.3 million.

         Net Income (Loss). The Company recorded net income of $2.5 million for the quarter ended March 31, 2002, compared to a net loss of $5.1 million for the quarter ended March 31, 2001. The $7.6 million increase in net income was primarily attributable to an after tax gain of $4.3 million on the Disposition and lower amortization expense resulting from the adoption of SFAS No. 142, partially offset by the cumulative effect of change in accounting principle related to goodwill and masthead impairment losses in the amount of $1.4 million. The increase in net income was further attributable to lower newsprint, labor and delivery costs.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows from Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2002 increased by $4.8 million to $1.8 million compared with net cash used of $3.0 million for the three months ended March 31, 2001. The increase is primarily due to increased EBITDA and a decrease in interest expense.

         Cash Flows from Investing Activities. Net cash provided by investing activities of $26.1 million for the three months ended March 31, 2002 primarily reflects the Disposition partially offset by capital expenditures. The Company's capital expenditures consisted of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and new markets.

         Cash Flows from Financing Activities. Net cash used in financing activities of $25.5 million for the three months ended March 31, 2002, reflects the reduction of indebtedness under the Company's Amended and Restated Credit Agreement dated as of April 18, 2000, as further amended, with a syndicate of financial institutions led by Citibank, N.A. with Citicorp USA, Inc., as administrative agent (the "Amended Credit Facility"). The Company is subject to certain covenants that limit its ability to pay cash dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

         Liquidity. The Company's principal sources of funds have been, and are expected to continue to be, cash provided by operating activities and borrowings under the Amended Credit Facility. The Amended Credit Facility provides for a $100.0 million principal amount Term Loan B that matures in March 2007 and a revolving credit facility with a $135.0 million aggregate commitment amount available, including a $10.0 million sub-facility for letters of credit, that matures in March 2005. The Amended Credit Facility is secured by a first-priority security interest in substantially all of the tangible and intangible assets of the Company, LGP and all of LGP's other present and future direct and indirect subsidiaries. Additionally, the loans under the Amended Credit Facility are guaranteed, subject to specified limitations, by LGP and all of the future direct and indirect subsidiaries of the Company and LGP. The Company believes that these sources will provide sufficient liquidity and capital resources to meet its financial obligations for the foreseeable future.

         On May 10, 2001, the Company entered into the First Amendment to its Amended Credit Facility, (the "Amendment"). The Amendment decreased the aggregate commitment available under the revolving credit facility from $175.0 million to $135.0 million and amended the Cash Interest Coverage Ratio and Senior Leverage Ratio. Under the terms of the Amended Credit Facility, the Company is required to permanently reduce the Term Loan B and/or the revolving commitment amount with disposition proceeds in excess of $1.5 million, if the proceeds are not reinvested in Permitted Acquisitions (as defined under the Amended Credit Facility) within 300 days of receipt of such proceeds.

         The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholder's equity, tangible equity and cash flow. Interest expense for the three months ended March 31, 2002 was $6.5 million, including amortization of deferred financing costs of $0.3 million. The degree to which the Company is leveraged could have important consequences, including the following: (1) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the 9 3/8% Senior Subordinated Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (2) indebtedness under the Amended Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (3) the Company is more leveraged than certain competitors in its industry, which might place the Company at a competitive disadvantage; (4) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (5) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (6) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

         Safe Harbor Provision. This Form 10-Q/A contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "intends," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and expectations and are based on information currently available to it. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results of operations, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. As a result, no assurance can be given that the Company's future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. Such factors include, among others:
(1) the Company's dependence on local economies and vulnerability to general economic conditions; (2) the Company's substantial indebtedness; (3) the Company's ability to implement its acquisition strategy; (4) the Company's competitive business environment, which may reduce demand for advertising; and
(5) the Company's ability to attract and retain key employees. For purposes of this Form 10-Q/A, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

         The following table reflects a summary of the Company's contractual cash obligations as of March 31, 2002:


                                             2002         2003         2004         2005         2006      THEREAFTER      TOTAL
                                           --------     --------     --------     --------     --------    ----------    --------
9 3/8% senior subordinated  notes ......   $     --     $     --     $     --     $     --     $     --     $180,000     $180,000
Term Loan B ............................        500        1,000        1,000       36,125       47,500       11,875       98,000
Revolving credit facility ..............         --           --           --       18,000           --           --       18,000
Non-compete payments ...................        445          382          282          282          177          256        1,824
Real estate lease payments .............        390          326          244          199          139           84        1,382
Finder fee payments ....................        350          125           --           --           --           --          475
Other ..................................         99            4            4           --           --           --          107
                                           --------     --------     --------     --------     --------     --------     --------
                                           $  1,784     $  1,837     $  1,530     $ 54,606     $ 47,816     $192,215     $299,788
                                           ========     ========     ========     ========     ========     ========     ========

RELATED PARTY TRANSACTIONS

         The Company paid $370,000 in management fees for each of the quarters ended March 31, 2002 and 2001, and the Company paid $0 and $356,000 in other fees for the quarters ended March 31, 2002 and 2001, respectively, to Leonard Green & Partners, L.P. The Company is also obligated to pay other fees to Leonard Green & Partners, L.P. of $475,000, of which $350,000 will be paid this year and the remaining $125,000 will be paid in 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has a $135.0 million revolving credit facility and a separate Term Loan B that mature in March 2005 and 2007, respectively. Borrowings under the revolving credit facility and the Term Loan B bear interest at an annual rate, at the Company's option, equal to the Alternate Base Rate (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. As a result, the Company's interest expense will be affected by changes in the Alternate Base Rate or in the Adjusted LIBO Rate. At March 31, 2002, the Company had borrowings outstanding of $18.0 million under the revolving credit facility (without giving effect to $400,000 of outstanding letters of credit as of such date) and $98.0 million under the Term Loan B. A hypothetical 100 basis point change in interest rates would impact quarterly interest expense by approximately $0.3 million based on the balance outstanding at March 31, 2002.

                                     PART II

ITEM 1.      LEGAL PROCEEDINGS.

         The Company is involved from time to time in legal proceedings relating to claims arising out of its operations in the ordinary course of business. The Company is not party to any legal proceedings that, in the opinion of the Company's management, are reasonably expected to have a material adverse effect on the Company's business, financial condition or cash flows.

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



/s/      DANIEL D. LEWIS
--------------------------------------------
Daniel D. Lewis
Chief Financial Office
(principal financial and accounting officer)



Date:  November 25, 2002

                                  CERTIFICATION


I, Kenneth L. Serota, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Liberty Group Operating, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  November 25, 2002


                                       /s/ KENNETH L. SEROTA
                                       -----------------------------------------
                                       Name:  Kenneth L. Serota
                                       Title: President, Chief Executive Officer
                                              and Chairman of the Board of
                                              Directors

                                  CERTIFICATION


I, Daniel D. Lewis, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Liberty Group Operating, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  November 25, 2002


                                       /s/ DANIEL D. LEWIS
                                       -----------------------------------------
                                       Name:  Daniel D. Lewis
                                       Title: Chief Financial Officer