Form 10-Q/A
period 2002-06-30
LIBERTY GROUP OPERATING INC
filed 2002-11-26
CIK 1056465

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                AMENDMENT NO. 1

                                       to

                                  FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTER ENDED    COMMISSION FILE NUMBER
                     JUNE 30, 2002                333-46959



                          LIBERTY GROUP OPERATING, INC.
             (Exact name of registrant as specified in its charter)



                               DELAWARE                          36-4197636
                    (State or other jurisdiction of          (I.R.S. employer
                    incorporation or organization)          identification no.)

           3000 DUNDEE ROAD, SUITE 203 NORTHBROOK, ILLINOIS         60062
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

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Quarterly Report on Form 10-Q for Liberty Group Operating, Inc. for the quarter ended June 30, 2002 is being filed to amend and restate the items described below contained in our Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on August 14, 2002.

     This Amendment No. 1 makes changes to Item 1 (Consolidated Financial Statements) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of Part I of the Quarterly Report for the following purpose:

     - To restate the Company's consolidated financial statements as of and for the three and six months ended June 30, 2002, to revise items related to the Company's classification and amortization of advertiser and subscriber relationship intangible assets, income tax expense, cumulative effect of a change in accounting principle, goodwill, and deferred income tax liability, as more fully described in Note 3 to the Company's unaudited interim consolidated financial statements included in Item 1 of
       Part I of the Quarterly Report.

     - In connection with the restatements, Note 4 to the Company's unaudited interim consolidated financial statements included in Item 1 of Part I of the Quarterly Report has been revised.

     - In connection with the restatements, Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of the Quarterly Report has been revised to reflect the restated results of operations for the three and six months ended June 30, 2002.

     This report speaks as of the date of the original filing and the Company has not updated the disclosures in this report to speak as of a later date.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I -- FINANCIAL INFORMATION

Item 1           Consolidated Financial Statements

                 Consolidated Balance Sheets at June 30, 2002
                      and December 31, 2001..................................  4

                 Consolidated Statements of Operations for the
                      Three and Six Months Ended June 30, 2002...............  5

                 Consolidated Condensed Statements of Cash Flows
                      for the Six Months Ended June 30, 2002 and 2001........  6

                 Notes to the Unaudited Interim Consolidated Financial
                      Statements.............................................  7

Item 2           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..............................  9

Item 3           Quantitative and Qualitative Disclosures about Market Risk . 13

PART II - OTHER INFORMATION

Item 1            Legal Proceedings.......................................... 14

Item 2            Changes in Securities and Use of Proceeds.................. 14

Item 3            Defaults Upon Senior Securities............................ 14

Item 4            Submission of Matters to a Vote of Security Holders........ 14

Item 5            Other Information.......................................... 14

Item 6            Exhibits and Reports on Form 8-K........................... 14

Signature Page............................................................... 15

Certifications............................................................... 16

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    2002                2001
                                                                                    ----                ----
                                                                                (UNAUDITED)
                                                                                (RESTATED)
                                   ASSETS
Current assets:
   Cash and cash equivalents .................................................      $   1,991       $   1,474
   Accounts receivable, net of allowance for doubtful accounts of $1,414
      and $1,458 at June 30, 2002 and December 31, 2001, respectively ........         20,837          21,398
   Inventory .................................................................          2,328           2,824
   Prepaid expenses ..........................................................          2,381           1,602
   Other current assets ......................................................             65              25
                                                                                    ---------       ---------
Total current assets .........................................................         27,602          27,323

   Property, plant and equipment, net ........................................         50,230          52,536
   Goodwill ..................................................................        185,488         196,061
   Intangible assets, net ....................................................        239,976         256,357
   Deferred financing costs, net .............................................          5,721           6,364
   Other assets ..............................................................            533             336
                                                                                    ---------       ---------
Total assets .................................................................      $ 509,550       $ 538,977
                                                                                    =========       =========

                     LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Current portion of Term Loan B ............................................      $   1,000       $   1,000
   Current portion of long-term liabilities ..................................            890             981
   Accounts payable ..........................................................          1,992           2,243
   Accrued expenses ..........................................................         13,705          13,394
   Deferred revenue ..........................................................          8,753           9,217
                                                                                    ---------       ---------
Total current liabilities ....................................................         26,340          26,835

Long-Term Liabilities:
   Borrowings under revolving credit facility ................................          7,440          42,950
   Term loan B, less current portion .........................................         97,000          97,500
   Long-term liabilities, less current portion ...............................          1,284           1,518
   Senior subordinated notes .................................................        180,000         180,000
   Deferred income taxes .....................................................         26,807          25,484
                                                                                    ---------       ---------
Total liabilities ............................................................        338,871         374,287


Stockholder's Equity:
   Common stock, $0.01 par value, 1,000 shares authorized, 100 shares
   issued and outstanding at June 30, 2002 and December 31, 2001 .............             --              --
   Additional paid in capital ................................................        176,897         176,845
   Accumulated deficit .......................................................         (6,218)        (12,155)
                                                                                    ---------       ---------
Total stockholder's equity ...................................................        170,679         164,690
                                                                                    ---------       ---------
Total liabilities and stockholder's equity ...................................      $ 509,550       $ 538,977
                                                                                    =========       =========

 See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   JUNE 30,                 JUNE 30,
                                                                   --------                 --------
                                                               2002       2001          2002         2001
                                                            ----------    ----       ----------      ----
                                                            (RESTATED)               (RESTATED)
REVENUES:
   Advertising ..........................................    $ 38,686    $ 38,839     $ 72,527     $ 73,481
   Circulation ..........................................       8,357       8,158       16,538       16,334
   Job printing and other ...............................       3,114       3,787        6,117        7,409
                                                             --------    --------     --------     --------
Total revenues ..........................................      50,157      50,784       95,182       97,224

OPERATING COSTS AND EXPENSES:
   Operating costs ......................................      22,490      24,954       43,952       49,289
   Selling, general and administrative ..................      13,873      13,757       26,772       27,631
   Depreciation and amortization ........................       4,487       5,256        8,873       10,486
                                                             --------    --------     --------     --------
Income from operations ..................................       9,307       6,817       15,585        9,818
Interest expense ........................................       6,000       7,771       12,173       15,737
Amortization of deferred financing costs ................         316         357          643          676
                                                             --------    --------     --------     --------
Income (loss) from continuing operations before income
   taxes and cumulative effect of change in accounting
   principle ............................................       2,991      (1,311)       2,769       (6,595)
Income tax expense (benefit) ............................        (408)        268         (275)         349
                                                             --------    --------     --------     --------
Income (loss) from continuing operations before
   cumulative effect of change in accounting principle ..       3,399      (1,579)       3,044       (6,944)
Income from discontinued operations, net of tax .........          --         438        4,342          748
                                                             --------    --------     --------     --------
Income (loss) before cumulative effect of change in
   accounting principle .................................       3,399      (1,141)       7,386       (6,196)
Cumulative effect of change in accounting principle,
   net of tax ...........................................          --          --       (1,449)          --
                                                             --------    --------     --------     --------
Net income (loss) .......................................    $  3,399    $ (1,141)    $  5,937     $ (6,196)
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

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                                    --------
                                                                                                2002     2001
                                                                                            ----------------------
                                                                                            (RESTATED)
Cash flows from operating activities:
   Net income (loss) ...................................................................    $  5,937     $ (6,196)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization .......................................................       8,873       10,486
   Amortization of deferred financing costs ............................................         643          676
   Non-cash compensation ...............................................................          53           51
   Income from discontinued operations, net of tax .....................................      (4,342)        (748)
   Cumulative effect of change in accounting principle, net of tax .....................       1,449           --
Changes in assets and liabilities, net of acquisitions and dispositions:
   Working capital-net .................................................................      (1,125)      (1,055)
   Other assets ........................................................................        (197)           3
                                                                                            --------     --------
Net cash provided by operating activities ..............................................      11,291        3,217
Cash flows from investing activities:
   Purchases of property, plant, and equipment .........................................        (949)      (1,730)
   Proceeds from sale of publications ..................................................      26,510           --
   Acquisitions, net of cash acquired ..................................................          --         (469)
                                                                                            --------     --------
Net cash provided by (used in) investing activities ....................................      25,561       (2,199)
                                                                                            --------     --------

Cash flows from financing activities:
   Net borrowings (repayments) under revolving amended credit facility .................     (35,510)         730
   Payments on long term debt and liabilities ..........................................        (825)        (787)
                                                                                            --------     --------
Net cash used in financing activities ..................................................     (36,335)         (57)
                                                                                            --------     --------
   Net increase in cash and cash equivalents ...........................................         517          961
   Cash and cash equivalents, at beginning of period ...................................       1,474        1,036
                                                                                            --------     --------
   Cash and cash equivalents, at end of period .........................................    $  1,991     $  1,997
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

(3)      RESTATEMENT

         The Company has filed this Form 10-Q/A to restate its financial statements as of and for the three and six months ended June 30, 2002 to reflect the following adjustments:

     - To reclassify the Company's advertiser and subscriber relationship intangible assets apart from goodwill as of January 1, 2002 and to amortize such intangible assets over their remaining useful lives during the three and six months ended June 30, 2002. Upon initial adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, the Company concluded that its advertiser and subscriber relationship intangible assets did not meet the criteria for recognition apart from goodwill. As a result, the Company reclassified $233,793 of advertiser and subscriber relationship intangible assets into goodwill. However, based on the consensus reached by the Emerging Issues Task Force in Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", the Company has subsequently concluded that its advertiser and subscriber relationship intangible assets do meet the criteria for recognition apart from goodwill under SFAS No. 142. Therefore, the reclassification into goodwill has been reversed as of January 1, 2002 and the advertiser and subscriber relationship intangible assets will continue to be amortized. The transition provisions of SFAS No. 142 require that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods adjusted accordingly. Prior to adoption of SFAS No. 142, advertiser and subscriber relationship intangible assets were amortized over 40 and 33 years, respectively. The Company has concluded that, based upon current economic conditions and its current pricing strategies, the remaining useful lives for advertiser and subscriber relationship intangible assets are 30 and 20 years, respectively, and the amortization periods have been adjusted accordingly, with effect from January 1, 2002. The net effect of these adjustments is an increase in amortization expense of approximately $2,268 and $4,537 for the three and six months ended June 30, 2002, respectively, from what had previously been reported.

     - Income Tax expense was reduced by approximately $2,261 and $3,008 for the three and six months ended June 30, 2002, respectively, to reflect the tax effect of the adjustment to intangible amortization and a revision in the estimated effective tax rate.

     - In connection with the Company's reclassification of advertiser and subscriber relationship intangible assets apart from goodwill, the Company's cumulative effect of a change in accounting principle, net of tax, for the six months ended June 30, 2002 was reduced by approximately $199 from what had previously been reported. The Company's cumulative effect of a change in accounting principle, net of tax, represents goodwill and masthead impairment charges recorded upon the adoption of SFAS No. 142 for five properties that had fair values that were less than the net book value of the Company's goodwill and mastheads for such properties on January 1, 2002.

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

     The consolidated financial statements as of and for the three and six months ended June 30, 2002 and notes thereto included in this amended Quarterly Report on Form 10-Q have been restated to include the effects of these adjustments, as follows:

                                            RESTATED         AS PREVIOUSLY REPORTED        RESTATED         AS PREVIOUSLY REPORTED
                                       -------------------   ----------------------   -------------------   ----------------------
                                       THREE MONTHS ENDED     THREE MONTHS ENDED       SIX MONTHS ENDED        SIX MONTHS ENDED
                                          JUNE 30, 2002         JUNE 30, 2002            JUNE 30, 2002           JUNE 30, 2002
                                       -------------------   ----------------------   -------------------   ----------------------
Consolidated Statement of Operations:

  Depreciation and amortization.......      $   4,487               $   2,219              $   8,873               $   4,336
  Income tax expense (benefit)........           (408)                  1,853                   (275)                  2,733
  Cumulative effect of change in
    accounting principle, net of tax..             --                      --                 (1,449)                 (1,648)

  Net income..........................          3,399                   3,406                  5,937                   7,267

                                            RESTATED         AS PREVIOUSLY REPORTED
                                       -------------------   ----------------------
                                              AS OF                  AS OF
                                          JUNE 30, 2002         JUNE 30, 2002
                                       -------------------   ----------------------
Consolidated Balance Sheet:

  Goodwill.............................    $ 185,488                $ 396,810
  Intangible assets, net...............      239,976                   19,969
    Total assets.......................      509,550                  500,865

  Deferred income taxes................       26,807                   16,792
    Total liabilities..................      338,871                  328,856

  Accumulated deficit..................       (6,218)                  (4,888)
    Total stockholder's equity.........      170,679                  172,009
    Total liabilities and
      stockholder's equity.............      509,550                  500,865

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

     Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill and its mastheads because the Company has determined that the useful life of its mastheads is indefinite. Operating income for the three and six months ended June 30, 2001 includes $1,453 and $2,906, respectively, of amortization of goodwill and mastheads that are not included in results for the three and six months ended June 30, 2002 due to the implementation of SFAS No. 142.

     The effect on the Company's net income (loss) as a result of the adoption of SFAS No. 142 is as follows:

                                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                  JUNE 30,               JUNE 30,
                                                                  --------               --------
                                                              2002       2001         2002       2001
                                                              ----       ----         ----       ----
Reported income (loss) ..................................    $ 3,399    $(1,141)    $ 5,937    $(6,196)
Add back: Goodwill amortization .........................         --      1,344          --      2,688
Add back: Masthead amortization .........................         --        109          --        218
Adjust: Advertiser relationships amortization (change
  in useful life) .......................................         --       (406)         --       (812)
Adjust: Subscriber relationships amortization (change
  in useful life) .......................................         --       (253)         --       (506)
                                                             -------    -------     -------    -------
Adjusted net income (loss) ..............................    $ 3,399    $  (347)    $ 5,937    $(4,608)
                                                             =======    =======     =======    =======

                         LIBERTY GROUP OPERATING, INC.
  NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                                AS OF JUNE 30, 2002
                                                                                -------------------
                                                                 GROSS CARRYING     ACCUMULATED      NET CARRYING
                                                                     AMOUNT        AMORTIZATION         AMOUNT
                                                                 --------------    ------------      ------------
Amortized Intangible Assets:
    Non-compete agreements............................          $      17,536     $      14,261     $       3,275
    Advertiser relationships..........................                195,019            19,754           175,265
    Subscriber relationships..........................                 51,451             6,565            44,886
                                                                -------------     -------------     -------------
Total.................................................          $     264,006     $      40,580     $     223,426
                                                                =============     =============     =============


Non-amortized Intangible Assets:
   Goodwill.................................................    $     185,488
   Mastheads................................................           16,550
                                                                -------------
Total.......................................................    $     202,038
                                                                =============
                                                             Three Months Ended                  Six Months Ended
                                                                June 30, 2002                      June 30, 2002
                                                                -------------                      -------------
Aggregate Amortization Expense:.............................    $       3,202                      $       6,222
                                                                =============                      =============
Estimated Amortization Expense:
   For the six months ending December 31, 2002..............    $       6,846
   For the year ending December 31, 2003....................            9,825
   For the year ending December 31, 2004....................            9,134
   For the year ending December 31, 2005....................            9,134
   For the year ending December 31, 2006....................            9,134
   Thereafter ..............................................          179,713


         The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

Balance as of January 1, 2002 ..............................      $196,061
Impairment losses ..........................................        (2,231)
Goodwill related to property sold ..........................        (8,342)
                                                                  --------
Balance as of June 30, 2002 ................................      $185,488
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

(5)      DISCONTINUED OPERATIONS


         The Company disposed of the assets of six related publications (acquired in 1999) in one transaction on January 7, 2002 for $26,510. The net book value of the assets was $19,393, resulting in a pre-tax gain of $7,117, or a gain of $4,342, net of the tax effect of $2,775. As a result of the sale, the disposition of the assets has been accounted for as a discontinued operation, and, accordingly, amounts in the consolidated statements of operations for all periods presented have been reclassified to reflect the disposition as a discontinued operation. Discontinued operations for the six months ended June 30, 2002 consisted of the gain on sale of the publications. For the quarter and six months ended June 30, 2001, income from discontinued operations, net of zero income taxes, was $438 and $748, respectively, and represented the operating results of the publications sold.

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

         The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. At June 30, 2002, the Company owned and operated 320 publications in 17 states. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of our publications in the Chicago suburban market.

         The Company's portfolio of publications is comprised of 66 paid daily newspapers and 146 paid non-daily newspapers. In addition, the Company publishes 108 free circulation and "total market coverage" ("TMC") publications with limited or no news or editorial content that the Company distributes free of charge and that generally provide 100% penetration in their areas of distribution. The Company generates revenues from advertising, circulation and job printing. Advertising revenue is recognized upon publication of the advertisements. Circulation revenue, which is billed to customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. The revenue for job printing is recognized upon delivery. The Company's operating costs consist primarily of newsprint, labor and delivery costs. The Company's selling, general and administrative expenses consist primarily of labor costs.

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


         Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended June 30, 2002 remained constant at $13.8 million, primarily due to higher insurance and performance based incentive costs, offset by lower labor costs resulting from reductions in administrative staff. As a percentage of total revenues, selling, general and administrative expenses increased from 27.1% for the quarter ended June 30, 2001 to 27.7% for the quarter ended June 30, 2002. For the six months ended June 30, 2002, selling, general and administrative expenses decreased by $0.9 million to $26.8 million from $27.6 million for the six months ended June 30, 2001, primarily due to lower labor costs resulting from reductions in administrative staff. As a percentage of total revenues, selling, general and administrative expenses decreased from 28.4% for the six months ended June 30, 2001 to 28.1% for the six months ended June 30, 2002.


         EBITDA. EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization, which for the Company is income from operations plus depreciation and amortization) for the quarter ended June 30, 2002 increased by $1.7 million to $13.8 million from $12.1 million for the quarter ended June 30, 2001. The increase in EBITDA during the quarter ended June 30, 2002 was primarily due to lower newsprint, delivery and labor costs from reduced headcount partially offset by lower revenues. For the six months ended June 30, 2002, EBITDA increased $4.2 million to $24.5 million from $20.3 million for the six months ended June 30, 2001. The increase in EBITDA for the six months ended June 30, 2002 was primarily due to lower newsprint, delivery and labor costs from reduced headcount partially offset by lower revenues. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered as an alternative to income from operations, net income (loss), cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in its industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. However, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth herein may not be comparable to EBITDA reported by other companies. A substantial portion of the Company's EBITDA must be dedicated to the payment of interest on its outstanding indebtedness and to service other commitments, thereby reducing the funds available to the Company for other purposes. Accordingly, EBITDA does not represent an amount of funds that is available for management's discretionary use.


                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,                        JUNE 30,
                                                                      --------                        --------
                                                                 2002           2001              2002         2001
                                                                 ----           ----              ----         ----
Income from operations ..................................   $     9,307     $     6,817       $    15,585   $    9,818
Depreciation and amortization ...........................         4,487           5,256             8,873       10,486
                                                            -----------     -----------       -----------   ----------
   EBITDA................................................   $    13,794     $    12,073       $    24,458   $   20,304
                                                            ===========     ===========       ===========   ==========

         Depreciation and Amortization. As of January 1, 2002, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. The transition provisions of SFAS No. 142 require that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods adjusted accordingly. Prior to adoption of SFAS No. 142, advertiser and subscriber relationship intangible assets are amortized over estimated remaining useful lives of 40 and 33 years, respectively. The Company has concluded that, based upon current economic conditions and its current pricing strategies, the remaining useful lives for advertiser and subscriber relationship intangible assets are 30 and 20 years, respectively, and the amortization periods have been adjusted accordingly, with effect from January 1, 2002.

         Depreciation and amortization expense for the quarter ended June 30, 2002 decreased by $0.8 million to $4.5 million from $5.3 million for the quarter ended June 30, 2001 as a result of the adoption of SFAS No. 142. The Company recorded $3.2 million in amortization of intangible assets for the quarter ended June 30, 2002, compared with $3.9 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002, depreciation and amortization expense decreased by $1.6 million to $8.9 million from $10.5 million for the six months ended June 30, 2001 as a result of the adoption of SFAS No. 142. For the six months ended June 30, 2002, the Company recorded $6.2 million in amortization of intangible assets, compared with $7.9 million for the six months ended June 30, 2001. The Company ceased amortization of goodwill and its mastheads because the Company has determined that the useful life of its mastheads is indefinite. Operating income for the three and six months ended June 30, 2001 includes $1.5 million and $2.9 million, respectively, of amortization of goodwill and mastheads that are not included for the three and six months ended June 30, 2002 due to the implementation of SFAS No. 142. Additionally, advertiser and subscriber relationship intangible assets are amortized over 30 and 20 years, respectively, for the three and six months ended June 30, 2002, as compared to 40 and 33 years, respectively, for the three and six months ended June 30, 2001.


         Interest Expense. Interest expense (including amortization of deferred financing costs) for the quarter ended June 30, 2002 decreased by $1.8 million to $6.3 million from $8.1 million for the quarter ended June 30, 2001. The decrease in interest expense was due to the reduction of indebtedness resulting from the application of proceeds from the Disposition, increased cash flow from operations and lower interest rates. For the six months ended June 30, 2002, interest expense decreased $3.6 million to $12.8 million from $16.4 million for the six months ended June 30, 2001. The decrease in interest expense was due to the reduction of indebtedness resulting from the application of proceeds from the Disposition, increased cash flow from operations and lower interest rates.

         Income Tax Expense (Benefit). Income tax benefit for the quarter ended June 30, 2002 was $0.4 million compared to income tax expense of $0.3 million for the quarter ended June 30, 2001. The decrease in income tax expense was due to a decrease in the Company's deferred income tax liability during the three months ended June 30, 2002. For the six months ended June 30, 2002, the income tax benefit was $0.3 million compared to income tax expense of $0.3 million for the six months ended June 30, 2001.

         Cumulative Effect of Change in Accounting Principle. Pursuant to the adoption of SFAS No. 142, the Company performed an initial impairment test of its properties in the first quarter of 2002. As a result of this test, the Company determined that the fair values of five properties were less than the net book value of the Company's goodwill and mastheads for such properties on January 1, 2002. As a result, an after-tax goodwill impairment loss of $1.4 million, or $2.4 million pre-tax, was recorded in the quarter ended March 31, 2002. Impairment will be tested again in the fourth quarter after the Company's annual budgeting process.

         Discontinued Operations. For the six months ended June 30, 2002, the Company recorded an after-tax gain of $4.3 million as a result of the Disposition in which the Company sold assets with a net book value of $19.4 million for a pre-tax gain of $7.1 million. The Company's income from discontinued operations for the quarter and six months ended June 30, 2001 was $0.4 million and $0.7 million, respectively.

         Net Income (Loss). The Company recorded net income of $3.4 million for the quarter ended June 30, 2002, compared to a net loss of $1.1 million for the quarter ended June 30, 2001. The $4.5 million increase in net income was primarily attributable to lower amortization expense resulting from the adoption of SFAS No. 142 and lower newsprint, labor, delivery and interest costs, partially offset by lower revenues. For the six months ended June 30, 2002, the Company recorded net income of $5.9 million compared to a net loss of $6.2 million for the six months ended June 30, 2001. The $12.1 million increase in net income was primarily attributable to an after tax gain of $4.3 million on the Disposition and lower amortization expense resulting from the adoption of SFAS No. 142, offset by lower revenue and the cumulative effect of change in accounting principle related to goodwill and masthead impairment losses in the amount of $1.4 million discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows from Operating Activities. Cash provided by operating activities for the six months ended June 30, 2002 increased by $8.1 million to $11.3 million, compared with $3.2 million for the six months ended June 30, 2001. The increase was primarily due to increased EBITDA and a decrease in interest rates and borrowing levels.

         Cash Flows from Investing Activities. Cash provided by investing activities for the six months ended June 30, 2002 primarily reflects the Disposition partially offset by capital expenditures. The
Company's capital expenditures consisted of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company intends to continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and new markets.


         Cash Flows from Financing Activities. Cash used in financing activities for the six months ended June 30, 2002 reflects the reduction of indebtedness under the Company's Amended and Restated Credit Agreement, dated as of April 18, 2000, as further amended, with a syndicate of financial institutions led by Citibank, N.A., with Citicorp USA, Inc. as administrative agent (the "Amended Credit Facility"). The Company is subject to certain covenants that limit its ability to pay cash dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

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

         The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholder's equity, tangible equity and cash flow. Interest expense for the six months ended June 30, 2002 was $12.8 million, including amortization of deferred financing costs of $0.6 million. The degree to which the Company is leveraged could have important consequences, including the following: (1) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the 9 3/8% Senior Subordinated Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (2) indebtedness under the Amended Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (3) the Company is more leveraged than certain competitors in its industry, which might place the Company at a competitive disadvantage; (4) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (5) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (6) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

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

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table reflects a summary of the Company's contractual cash obligations as of June 30, 2002:

                                       2002        2003       2004       2005       2006     THEREAFTER      TOTAL
                                       ----        ----       ----       ----       ----     ----------      -----
                                                                    (IN THOUSANDS)
9 3/8% senior subordinated notes    $     --    $    --     $    --     $    --     $     --    $180,000    $180,000
Term Loan B ....................         500       1,000       1,000      36,125      47,500      11,875      98,000
Revolving credit facility ......          --          --          --       7,440          --          --       7,440
Non-compete payments ...........         121         382         282         282         177         256       1,500
Real estate lease payments .....         260         326         244         199         139          84       1,252
Finder fee payments ............         350         125          --          --          --          --         475
Other ..........................          90           4           4          --          --          --          98
                                    --------    --------    --------    --------    --------    --------    --------
                                    $  1,321    $  1,837    $  1,530    $ 44,046    $ 47,816    $192,215    $288,765
                                    ========    ========    ========    ========    ========    ========    ========

RELATED PARTY TRANSACTIONS

         The Company paid $370,000 in management fees for each of the quarters ended June 30, 2002 and 2001 to Leonard Green & Partners, L.P. The Company is also obligated to pay other fees to Leonard Green & Partners, L.P. of $475,000, of which $350,000 will be paid this year and the remaining $125,000 will be paid in 2003.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has a $135.0 million revolving credit facility and a separate Term Loan B that mature in March 2005 and 2007, respectively. Borrowings under the revolving credit facility and the Term Loan B bear interest at an annual rate, at the Company's option, equal to the Alternate Base Rate (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. As a result, the Company's interest expense will be affected by changes in the Alternate Base Rate or in the Adjusted LIBO Rate. At June 30, 2002, the Company had borrowings outstanding of $7.4 million under the revolving credit facility and $98.0 million under the Term Loan B. A hypothetical 100 basis point change in interest rates would impact quarterly interest expense by approximately $0.3 million based on the amount outstanding at June 30, 2002.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS.

         The Company is involved from time to time in legal proceedings relating to claims arising out of its operations in the ordinary course of business. The Company is not party to any legal proceedings that, in the opinion of its management, are reasonably expected to have a material adverse effect on its business, financial condition or cash flows.

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


Date:  November 26, 2002

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


Date:  November 26, 2002
                                        /s/ KENNETH L. SEROTA
                                        ------------------------------
                                        Name:  Kenneth L. Serota
                                        Title: President, Chief Executive
                                               Officer and Chairman of the
                                               Board of Directors

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


Date:  November 26, 2002
                                        /s/ DANIEL D. LEWIS
                                        ------------------------------
                                        Name:  Daniel D. Lewis
                                        Title: Chief Financial Officer