Form 10-Q/A
period 2002-09-30
LIBERTY GROUP OPERATING INC
filed 2002-11-26
CIK 1056465

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

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

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Quarterly Report on Form 10-Q for Liberty Group Operating, Inc. for the quarter ended September 30, 2002 is being filed, among other things, to amend and restate the items described below contained in our Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on November 14, 2002.

     This Amendment No. 1 makes changes to Item 1 (Consolidated Financial Statements) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of Part I of the Quarterly Report for the following purposes:

- To restate the Company's consolidated financial statements as of and for the three months ended September 30, 2002, to revise income tax benefit and certain balance sheet line items, as more fully described in Note 3 to the Company's unaudited interim consolidated financial statements included in
     Item 1 of Part I of the Quarterly Report.

- In connection with the restatement of income tax benefit, Management's Discussion and Analysis of Financial Condition and Results of Operations in
     Item 2 of Part I of the Quarterly Report has been revised to reflect the restated results of operations for the three months ended
     September 30, 2002.

     This report speaks as of the date of the original filing and the Company has not updated the disclosures in this report to speak as of a later date.

                                TABLE OF CONTENTS

                                                                                                                            PAGE
  PART I -- FINANCIAL INFORMATION
  Item 1                    Consolidated Financial Statements
                            Consolidated Balance Sheets at September 30, 2002 and December 31, 2001.....................      4
                            Consolidated Statements of Operations for the Three and Nine
                              Months Ended September 30, 2002 and 2001..................................................      5
                            Consolidated Condensed Statements of Cash Flows for the Nine Months
                              Ended September 30, 2002 and 2001.........................................................      6
                            Notes to the Unaudited Interim Consolidated Financial Statements............................      7
  Item 2                    Management's Discussion and Analysis of Financial Condition and Results of Operations.......      9
  Item 3                    Quantitative and Qualitative Disclosures about Market Risk..................................     14
  Item 4                    Controls and Procedures.....................................................................     14
  PART II -- OTHER INFORMATION
  Item 1                    Legal Proceedings...........................................................................     15
  Item 2                    Changes in Securities and Use of Proceeds...................................................     15
  Item 3                    Defaults Upon Senior Securities.............................................................     15
  Item 4                    Submission of Matters to a Vote of Security Holders.........................................     15
  Item 5                    Other Information...........................................................................     15
  Item 6                    Exhibits and Reports on Form 8-K............................................................     15
  Signature Page........................................................................................................     16
  Certifications........................................................................................................     17

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                   SEPTEMBER 30       DECEMBER 31,
                                                                                       2002               2001
                                                                                   -------------      -------------
                                                                                    (UNAUDITED)
                                                                                    (RESTATED)
                                     ASSETS
Current assets:
   Cash and cash equivalents .................................................     $       4,733      $       1,474
   Accounts receivable, net of allowance for doubtful accounts of $1,518
      and $1,458 at September 30, 2002 and December 31, 2001, respectively ...            19,946             21,398
   Inventory .................................................................             2,373              2,824
   Prepaid expenses ..........................................................             2,086              1,602
   Other current assets ......................................................                58                 25
                                                                                   -------------      -------------
Total current assets .........................................................            29,196             27,323
   Property, plant and equipment, net ........................................            49,049             52,536
   Goodwill ..................................................................           185,488            196,061
   Intangible assets, net ....................................................           236,756            256,357
   Deferred financing costs, net .............................................             5,438              6,364
   Other assets ..............................................................               213                336
                                                                                   -------------      -------------
Total assets .................................................................     $     506,140      $     538,977
                                                                                   =============      =============

                     LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Current portion of Term Loan B ............................................     $       1,000      $       1,000
   Current portion of long-term liabilities ..................................               758                981
   Accounts payable ..........................................................             1,935              2,243
   Accrued expenses ..........................................................            10,947             13,394
   Deferred revenue ..........................................................             8,591              9,217
                                                                                   -------------      -------------
Total current liabilities ....................................................            23,231             26,835
Long-term liabilities:
   Borrowings under revolving credit facility ................................             7,000             42,950
   Term loan B, less current portion .........................................            96,500             97,500
   Long-term liabilities, less current portion ...............................             1,315              1,518
   Senior subordinated notes .................................................           180,000            180,000
   Deferred income taxes .....................................................            26,202             25,484
                                                                                   -------------      -------------

Total liabilities ............................................................           334,248            374,287

Stockholder's Equity:
   Common stock, $0.01 par value, 1,000 shares authorized, 100 shares
   issued and  outstanding at September 30, 2002 and December 31, 2001 .......                --                 --
   Additional paid in capital ................................................           176,685            176,845
   Accumulated deficit .......................................................            (4,793)           (12,155)
                                                                                   -------------      -------------

Total stockholder's equity ...................................................           171,892            164,690
                                                                                   -------------      -------------

Total liabilities and stockholder's equity ...................................     $     506,140      $     538,977
                                                                                   =============      =============

See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                            ---------------------------    ----------------------------
                                                                2002           2001            2002           2001
                                                            ------------   ------------    ------------    ------------
                                                             (RESTATED)
REVENUES:
   Advertising ..........................................   $     36,787   $     36,954    $    109,313    $    110,435
   Circulation ..........................................          8,447          8,493          24,984          24,827
   Job printing and other ...............................          3,242          3,340           9,361          10,749
                                                            ------------   ------------    ------------    ------------
Total revenues ..........................................         48,476         48,787         143,658         146,011
OPERATING COSTS AND EXPENSES:
   Operating costs ......................................         22,587         23,805          66,539          73,095
   Selling, general and administrative ..................         14,042         13,973          40,814          41,604
   Depreciation and amortization ........................          4,469          5,622          13,342          16,107
                                                            ------------   ------------    ------------    ------------
Income from operations ..................................          7,378          5,387          22,963          15,205
Interest expense ........................................          5,903          7,361          18,076          23,098
Amortization of deferred financing costs ................            322            338             965           1,014
Impairment of other assets ..............................            223             --             223              --
                                                            ------------   ------------    ------------    ------------
Income (loss) from continuing operations before income
   taxes and cumulative effect of change in accounting
   principle ............................................            930         (2,312)          3,699          (8,907)
Income tax expense (benefit) ............................           (495)           (50)           (770)            298
                                                            ------------   ------------    ------------    ------------
Income (loss) from continuing operations before
   cumulative effect of change in accounting principle ..          1,425         (2,262)          4,469          (9,205)
Income from discontinued operations, net of tax .........             --            408           4,342           1,155
                                                            ------------   ------------    ------------    ------------
Income (loss) before cumulative effect of change in
   accounting principle .................................          1,425         (1,854)          8,811          (8,050)
Cumulative effect of change in accounting principle,
   net of tax ...........................................             --             --          (1,449)             --
                                                            ------------   ------------    ------------    ------------
Net income (loss) .......................................   $      1,425   $     (1,854)   $      7,362    $     (8,050)
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

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                           ----------------------------
                                                                                              2002            2001
                                                                                           ------------    ------------
Cash flows from operating activities:
   Net income (loss) ...................................................................   $      7,362    $     (8,050)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization .......................................................         13,342          16,107
   Amortization of deferred financing costs ............................................            965           1,014
   Non-cash compensation ...............................................................             80              77
   Loss on sale of fixed assets ........................................................            333              --
   Impairment of other assets ..........................................................            223              --
   Income from discontinued operations, net of tax .....................................         (4,342)         (1,155)
   Cumulative effect of change in accounting principle, net of tax .....................          1,449              --
Changes in assets and liabilities, net of acquisitions and dispositions:
   Working capital-net .................................................................         (4,025)         (4,440)
   Other assets ........................................................................           (100)             --
                                                                                           ------------    ------------
Net cash provided by operating activities ..............................................         15,287           3,553
                                                                                           ------------    ------------
Cash flows from investing activities:
   Purchases of property, plant, and equipment .........................................         (1,673)         (2,349)
   Proceeds from sale of publications and fixed assets .................................         27,021              --
   Acquisitions, net of cash acquired ..................................................             --            (561)
                                                                                           ------------    ------------
Net cash provided by (used in) investing activities ....................................         25,348          (2,910)
                                                                                           ------------    ------------
Cash flows from financing activities:
   Net borrowings (repayments) under amended credit facility ...........................        (36,950)          1,495
   Payments on long term debt and liabilities ..........................................           (426)         (1,417)
                                                                                           ------------    ------------
Net cash provided by (used in) financing activities ....................................        (37,376)             78
                                                                                           ------------    ------------
   Net increase in cash and cash equivalents ...........................................          3,259             721
   Cash and cash equivalents, at beginning of period ...................................          1,474           1,036
                                                                                           ------------    ------------
   Cash and cash equivalents, at end of period .........................................   $      4,733    $      1,757
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

(3) RESTATEMENT

    The Company has filed this Form 10-Q/A to restate its financial statements as of and for the three months ended September 30, 2002 to reflect the following adjustments:

- To revise income tax expense. As a result, the Company's income tax benefit for the three months ended September 30, 2002 decreased from $1,021 to $495 while the Company's income tax benefit for the nine months ended September 30, 2002 remained at $770.

- The Company's (1) deferred financing costs, net, (2) accrued expenses, (3) deferred income taxes, and (4) additional paid in capital balances previously reported on the Company's unaudited interim consolidated balance sheet as of September 30, 2002 have been restated.

    The consolidated financial statements as of and for the three months ended September 30, 2002 and notes thereto included in this amended Quarterly Report on Form 10-Q have been restated to include the effects of these adjustments, as follows:

                                                           RESTATED              AS PREVIOUSLY REPORTED
                                                      ------------------         ----------------------
                                                      THREE MONTHS ENDED           THREE MONTHS ENDED
                                                      SEPTEMBER 30, 2002           SEPTEMBER 30, 2002
                                                      ------------------         ----------------------
Consolidated Statement of Operations:

  Income tax benefit                                  $              495         $                1,021

  Net income                                                       1,425                          1,951


                                                           RESTATED              AS PREVIOUSLY REPORTED
                                                      ------------------         ----------------------
                                                            AS OF                        AS OF
                                                      SEPTEMBER 30, 2002           SEPTEMBER 30, 2002
                                                      ------------------         ----------------------
Consolidated Balance Sheet:

  Deferred financing costs, net                       $            5,438         $               5,410
    Total assets                                                 506,140                       506,112

  Accrued expenses                                                10,947                        12,471
    Total current liabilities                                     23,231                        24,755

  Deferred income taxes                                           26,202                        24,660
    Total liabilities                                            334,248                       334,230

  Additional paid in capital                                     176,685                       176,675
      Total stockholder's equity                                 171,892                       171,882
      Total liabilities and stockholder's equity                 506,140                       506,112


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

    The effect on the Company's net income (loss) as a result of the adoption of SFAS No. 142 is as follows:

                                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                                         ---------------------------    ---------------------------
                                                                             2002          2001            2002            2001
                                                                         ------------   ------------    ------------   ------------
Reported net income (loss) ............................................. $      1,425   $     (1,854)   $      7,362   $     (8,050)
Add back: Goodwill amortization ........................................           --          1,344              --          4,032
Add back: Masthead amortization ........................................           --            109              --            327
Adjust: Advertiser relationships amortization (change in useful life)...           --           (406)             --         (1,218)
Adjust: Subscriber relationships amortization (change in useful life)...           --           (253)             --           (759)
                                                                         ------------   ------------    ------------   ------------
Adjusted net income (loss) ............................................. $      1,425   $     (1,060)   $      7,362   $     (5,668)
                                                                         ============   ============    ============   ============

                          LIBERTY GROUP OPERATING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                                    AS OF SEPTEMBER 30, 2002
                                        ---------------------------------------------
                                        GROSS CARRYING    ACCUMULATED    NET CARRYING
                                           AMOUNT        AMORTIZATION       AMOUNT
                                        -------------    ------------    ------------
Amortized Intangible Assets:
   Non-compete agreements ...........    $     17,536    $     15,166    $      2,370
   Advertiser relationships .........         195,019          21,385         173,634
   Subscriber relationships .........          51,451           7,249          44,202
                                         ------------    ------------    ------------
Total ...............................    $    264,006    $     43,800    $    220,206
                                         ============    ============    ============
Non-amortized Intangible Assets:
   Goodwill .........................    $    185,488
   Mastheads ........................          16,550
                                         ------------
Total ...............................    $    202,038
                                         ============


                                                                    THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 2002                           SEPTEMBER 30, 2002
                                                                    ------------------                           ------------------
Aggregate Amortization Expense:......................               $          3,219                             $            9,441
                                                                    ================                             ==================
Estimated Amortization Expense:
   For the three months ending December 31, 2002.....               $          3,266
   For the year ending December 31, 2003.............                          9,825
   For the year ending December 31, 2004.............                          9,134
   For the year ending December 31, 2005.............                          9,134
   For the year ending December 31, 2006.............                          9,134
   Thereafter........................................                        179,713

    The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:


Balance as of January 1, 2002..........     $   196,061
Impairment losses......................          (2,231)
Goodwill related to property sold......          (8,342)
                                            -----------
Balance as of September 30, 2002.......     $   185,488
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

     Depreciation and amortization expense for the quarter ended September 30, 2002 decreased by $1.1 million to $4.5 million from $5.6 million for the quarter ended September 30, 2001 as a result of the adoption of SFAS No. 142. The Company recorded $3.2 million in amortization of intangible assets for the quarter ended September 30, 2002, compared with $3.9 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, depreciation and amortization expense decreased by $2.8 million to $13.3 million from $16.1 million for the nine months ended September 30, 2001 as a result of the adoption of SFAS No. 142. For the nine months ended September 30, 2002, the Company recorded $9.4 million in amortization of intangible assets, compared with $11.6 million for the nine months ended September 30, 2001. The Company ceased amortization of goodwill and its mastheads because the Company has determined that the useful life of its mastheads is indefinite. Operating income for the three and nine months ended September 30, 2001 includes $1.5 million and $4.4 million, respectively, of amortization of goodwill and mastheads that are not included in results for the three and nine months ended September 30, 2002 due to the implementation of SFAS No. 142. Additionally, advertiser and subscriber relationship intangible assets are amortized over 30 and 20 years, respectively, for the three and nine months ended September 30, 2002, as compared to 40 and 33 years, respectively, for the three and nine months ended September 30, 2001.

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

    Income Tax Expense (Benefit). Income tax benefit for the quarter ended September 30, 2002 was $0.5 million compared to an income tax benefit of $0.1 million for the quarter ended September 30, 2001. The increase in income tax benefit was due to a decrease in the Company's deferred tax liability during the quarter ended September 30, 2002. For the nine months ended September 30, 2002, the income tax benefit was $0.8 million compared to income tax expense of $0.3 million for the nine months ended September 30, 2001.

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

    Net Income (Loss). The Company recorded net income of $1.4 million for the quarter ended September 30, 2002, compared to a net loss of $1.9 million for the quarter ended September 30, 2001. The increase in net income was primarily attributable to lower amortization expense resulting from the adoption of SFAS No. 142 and lower newsprint, labor, delivery and interest costs. For the nine months ended September 30, 2002, the Company recorded net income of $7.4 million compared to a net loss of $8.1 million for the nine months ended September 30, 2001. The increase in net income was primarily attributable to an after-tax gain of $4.3 million on the Disposition and lower amortization expense resulting from the adoption of SFAS No. 142 and lower newsprint, labor, delivery and interest costs, partially offset by lower revenues and the cumulative effect of change in accounting principle related to goodwill and masthead impairment losses in the amount of $1.4 million discussed above.

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

    The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholder's equity, tangible equity and cash flow. Interest expense for the nine months ended September 30, 2002 was $19.0 million, including amortization of deferred financing costs of $1.0 million. The degree to which the Company is leveraged could have important consequences, including the following: (1) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the 9 3/8% Senior Subordinated Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (2) indebtedness under the Amended Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (3) the Company is more leveraged than certain competitors in its industry, which might place the Company at a competitive disadvantage; (4) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (5) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (6) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

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

Date: November 25, 2002

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

Date: November 25, 2002

                                             /s/ DANIEL D. LEWIS
                                             ----------------------------------
                                             Name:   Daniel D. Lewis
                                             Title:  Chief Financial Officer