Form 10-K
period 2002-12-31
LIBERTY GROUP OPERATING INC
filed 2003-03-31
CIK 1056465

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 AND 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 [X] FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      [ ] FOR THE TRANSITION PERIOD FROM TO

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes [ ] No [X]

    The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of March 31, 2003 was 100, all of which is owned by the parent company of the registrant. There is no public market for the common stock.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

Disclosure Regarding Forward-Looking Statements......................................................................1
Item 1.   Business...................................................................................................1
Item 2.   Properties.................................................................................................6
Item 3.   Legal Proceedings..........................................................................................6
Item 4.   Submission of Matters to a Vote of Security Holders........................................................6

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters......................................7
Item 6.   Selected Financial Data....................................................................................7
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations......................9
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...............................................18
Item 8.   Financial Statements and Supplementary Data...............................................................18
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................18

                                 PART III
Item 10.   Directors, Executive Officers and Other Key Employees of the Registrant..................................18
Item 11.   Executive Compensation...................................................................................19
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...........22
Item 13.   Certain Relationships and Related Transactions...........................................................23
Item 14.   Controls and Procedures..................................................................................23

                                  PART IV
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................................23
  (a)      1. Consolidated Financial Statements.....................................................................23
           2. Financial Statement Schedules.........................................................................24
  (b)      Reports on Form 8-K......................................................................................24
  (c)      The exhibits filed as a part of this report are listed in the following Exhibit Index....................24

                                     PART I

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This annual report on Form 10-K contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934) that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "intends," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and expectations and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results of operations, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. As a result, no assurance can be given that the Company's future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. Such factors include, among others: (1) the Company's dependence on local economies and vulnerability to general economic conditions; (2) the Company's substantial indebtedness; (3) the Company's holding company structure;
(4) the Company's ability to implement its acquisition strategy; (5) the Company's competitive business environment, which may reduce demand for advertising; and (6) the Company's ability to attract and retain key employees. For purposes of this annual report on Form 10-K, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The Company is not obligated and has no intention to update or revise these forward-looking statements to reflect new events, information or circumstances.

ITEM 1.  BUSINESS

OVERVIEW

    Liberty Group Operating, Inc. ("Operating Company," "LGO" or "Registrant") is a Delaware corporation formed on January 27, 1998 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International Inc. ("Hollinger"). LGO is a wholly-owned subsidiary of Liberty Group Publishing, Inc. ("Parent" or "LGP"). The consolidated financial statements include the accounts of Operating Company and its consolidated subsidiaries (the "Company").

    The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company owns and operates 302 publications located in 17 states that reach approximately 2.37 million people on a weekly basis. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market. The Company has strategically clustered its publications in geographically diverse, non-metropolitan markets in the Midwest, Northeast and Western United States and in the Chicago suburban market, which limits its exposure to economic conditions in any single market or region.

    The Company's portfolio of publications is comprised of 66 paid daily newspapers and 126 paid non-daily newspapers. In addition, the Company publishes 110 free circulation and "total market coverage," or TMC, publications with limited or no news or editorial content that it distributes free of charge and that generally provide 100% penetration in their areas of distribution. The Company believes that its publications are generally the most cost-effective method for its advertisers to reach substantially all of the households in their markets. Unlike large metropolitan newspapers, the Company derives a majority of its revenues from local display advertising rather than classified and national advertising, which are generally more sensitive to economic conditions.

INDUSTRY OVERVIEW

    Newspaper publishing is the oldest and largest segment of the media industry. Although there are several major national newspaper companies, the Company believes that the newspaper publishing industry in the United States is highly fragmented, with approximately 74% of daily and non-daily newspapers having circulations of less than 10,000. Most of these smaller publications are owned and operated by individuals whose newspaper holdings and financial resources are generally limited. Further, the Company believes that relatively few daily newspapers have been established in recent years due to the high cost of starting a daily newspaper operation and building a franchise identity. Moreover, most community markets cannot sustain more than one newspaper.

    The operating strategy of many newspaper companies has been impacted by the widespread use of the internet. Most newspapers have internet editions that deliver the same news and editorial content at no cost to registered users. However, the Company believes that most customers prefer their newspapers in printed form.

    Advertising revenue is the largest component of a newspaper's total revenues. Advertising rates at newspapers, free circulars and TMC publications are usually based on market size, circulation, penetration, demographics and alternative advertising media available in the marketplace. Readers of newspapers tend to be more highly educated and have higher incomes than non-newspaper readers, making the newspaper industry very appealing to advertisers attempting to reach this demographic group. The Company believes that newspapers are the most effective medium for retail advertising, which emphasizes the price of goods, in contrast to broadcast and cable television, which are generally used for image advertising, or radio, which is usually used to recall images or brands in the minds of listeners. The Company also believes that metropolitan and community newspapers represent the dominant medium for local advertising due to the importance of the information such newspapers contain in the communities they serve. While circulation revenue is not as significant as advertising revenue, circulation trends can affect the decisions of advertisers and advertising rates.

    Newspaper advertising revenues are cyclical and are generally affected by changes in national and regional economic conditions. Classified advertising, which generally comprises approximately 40% of U.S. newspaper advertising revenues as a whole, is the most sensitive to economic cycles because it is driven primarily by the demand for employment, real estate transactions and automotive sales.

COMPETITIVE STRENGTHS

    LOCAL MARKET FOCUS. As a result of the Company's strategic focus on local content that emphasizes local names and faces, including youth sports, community events, business, politics and entertainment, the Company believes that its newspapers generate reader loyalty, perpetuate their franchise value and represent the most effective means for local advertisers to reach potential customers. Each of the Company's publications is tailored to its market to provide local content that radio, television and large metropolitan newspapers are generally unable to provide on a cost-effective basis because of their broader geographic coverage. The Company's publications have several advantages over metropolitan daily publications, including a lower cost structure, the ability to publish only on their most profitable days (e.g., midweek and one weekend day) and the ability to limit expensive investments in wire services and syndicated feature material. In addition, the Company has relatively low exposure to fluctuations in newsprint prices due to much lower page counts than large metropolitan newspapers, with newsprint expense related to its publications comprising 5.0% of its total advertising and circulation revenues in 2002.

    The Company has a broad base of local advertisers, with 73.9% of its advertising revenues derived from display advertising in 2002. In that period, no single display advertiser accounted for more than 1% of its total revenues. The Company believes that local display advertising revenues at its publications tend to be more stable than the advertising revenues of large metropolitan newspapers because local businesses generally have fewer effective advertising channels through which to reach their customers. The Company also is significantly less reliant than large metropolitan newspapers upon classified advertising, particularly "help wanted," real estate and automotive sections, and national advertising, which are generally more sensitive to economic conditions.

    ATTRACTIVE COST STRUCTURE THROUGH STRATEGIC REGIONAL CLUSTERING AND STRICT COST CONTROLS. The Company has acquired and assembled a network of strategically clustered newspapers in geographically diverse regions. Strategic clustering enables it to realize operating efficiencies and economic synergies, such as the sharing of management, accounting and production functions within clusters. The Company believes that strategic clustering enables its newspapers to generate higher operating margins than they would otherwise be able to achieve on a stand-alone basis. In addition, the Company has increased operating cash flows at acquired and existing newspapers through cost reductions, including labor, page width and page count reductions, as well as the implementation of revenue-generation and expense-control best practices throughout the Company.

BUSINESS STRATEGY

    DRIVE REVENUE GROWTH AT EXISTING PROPERTIES BY EXPANDING THE COMPANY'S ADVERTISING BASE. The Company continuously seeks to utilize its dominant distribution capability in the markets the Company serves to expand its advertising base by targeting new advertisers for its local newspapers and related publications and introducing new products that attract businesses that do not typically advertise in its newspapers. These products include shopping and visitors' guides and niche publications and inserts covering subjects such as children and parenting, employment, health, senior living and real estate, that are of interest to residents of particular geographic areas and members of particular demographic groups. In addition, the Company shares advertising concepts throughout its network of publications, enabling its advertising managers and publishers to implement advertising products and sales strategies that have already been successful in other markets that the Company serves.

    CONTINUE TO IMPROVE MARGINS THROUGH STRATEGIC REGIONAL CLUSTERING AND STRICT COST CONTROLS. The Company has achieved significant operating efficiencies within its network of strategically clustered publications, and the Company believes that, as the Company continues to acquire and integrate additional publications into its network, the Company will be able to realize incremental operating efficiencies and synergies that will position it to continue to improve its operating margins. The Company intends to continue to focus on controlling costs, with a particular emphasis on managing staffing requirements, leveraging production equipment to improve operating efficiencies and reducing newsprint consumption.

OVERVIEW OF OPERATIONS

Strategic Regional Clusters

    The Company has acquired, and intends to continue to acquire, community publications that the Company can integrate into its network of existing clusters or that can serve as the basis for creating new clusters. Strategic clustering of its publications enables the Company to realize operating efficiencies and economic synergies, such as the sharing of management, accounting and production functions within clusters. Strategic clustering also enables it to maximize revenues through the cross-selling of advertising among contiguous newspaper markets. As a result of strategic clustering, the Company believes that its newspapers are able to obtain higher operating margins than they would otherwise be able to achieve on a stand-alone basis.

    The following chart sets forth information for its publications by strategic regional clusters as of December 31, 2002. For purposes of the chart, clusters consist of five or more publications within a reasonably close proximity to each other.

                                                                      NUMBER OF NEWSPAPERS AND OTHER PUBLICATIONS
                                                                -------------------------------------------------------
                                                                                                FREE
                                                                   PAID         PAID       CIRCULATION/TMC
                   STRATEGIC REGIONAL CLUSTERS                     DAILY      NON-DAILY      PUBLICATIONS       TOTAL
    --------------------------------------------------------    ----------   -----------   ---------------     --------
    Baton Rouge region (Louisiana)..........................         0             4               3               7
    Grand Forks region (North Dakota/Minnesota).............         2             2               2               6
    Honesdale region (Pennsylvania).........................         1             2               2               5
    Iowa....................................................         1             4               4               9
    Kansas City region (Kansas).............................         2             4               3               9
    Lake of the Ozarks region (Missouri)....................         3             3               9              15
    Northern Missouri.......................................         5             1               6              12
    Southern Illinois.......................................         6             9               5              20
    Southern Michigan.......................................         3             5               7              15
    Southwestern Louisiana..................................         3             1               2               6
    Southwestern Minnesota..................................         0             7               4              11
    Southwestern Missouri...................................         2             3               6              11
    Southwestern New York/Northwestern Pennsylvania.........         4             3              12              19
    Suburban Chicago........................................         0            38               0              38
    Twin Falls region (Idaho)...............................         2             6               2              10
    Western Illinois........................................         5             5               9              19
    Wichita region (Kansas).................................         6             4               6              16


    In 2002, no single strategic regional cluster contributed more than 15% of the Company's total revenues.

Advertising

    Advertising revenue is the largest component of the Company's total revenues, accounting for approximately 77.5%, 75.8% and 76.2% of its total revenues in 2000, 2001 and 2002, respectively. The Company derives its advertising revenues from display (local department stores, local accounts at national department stores, specialty shops and other retailers), national (national advertising accounts) and classified advertising (employment, automotive, real estate and personals). Its advertising rate structures vary among its publications and are a function of various factors, including local market conditions, competition, circulation, readership and demographics.

    Substantially all of the Company's advertising revenues are derived from a diverse group of local retailers and classified advertisers. The Company believes, based upon its operating experience, that its advertising revenues tend to be more stable than the advertising revenues of large metropolitan newspapers because its publications rely primarily on local advertising. Local advertising has historically been more stable than national advertising because local businesses generally have fewer effective advertising channels through which to reach their customers. Moreover, the Company is less reliant than large metropolitan newspapers upon classified advertising, particularly "help wanted," real estate and automotive sections, and national advertising, which are generally more sensitive to economic conditions. The contribution of display, national and classified advertising to its total advertising revenues for fiscal years 2000, 2001 and 2002 were as follows:

                                                      YEAR ENDED
                                                      DECEMBER 31,
                                              ---------------------------
                                                2000      2001      2002
                                              -------   -------    ------
        Display...........................      70.5%     73.0%      73.9%
        National..........................       2.5       2.4        2.6
        Classified........................      27.0      24.6       23.5
                                              ------    ------     ------
             Total advertising revenues...     100.0%    100.0%     100.0%

    The Company does not rely upon any one company or industry for its advertising revenues, which are derived from a variety of companies and industries, and no single display advertiser represented more than 1% of its total revenues in 2002. The Company's corporate management works with its local newspaper management to approve advertising rates and with the advertising staff of each local newspaper to develop marketing kits and presentations. A portion of its publishers' compensation is based upon increased advertising revenues. In addition, the Company shares advertising concepts throughout its network of publications, enabling its advertising managers and publishers to leverage advertising products and sales strategies that have already been successful in other markets that the Company serves.

Circulation

    While the Company's circulation revenue is not as significant as its advertising revenue, circulation trends impact the decisions of advertisers and advertising rates. Substantially all of its circulation revenues are derived from home delivery sales of publications to subscribers and single copy sales made through retailers and vending racks. In order to enhance its circulation revenues and circulation trends, the Company has implemented quality enhancements, such as: upgrading and expanding printing facilities and printing presses; increasing the use of color and color photographs; improving graphic design, including complete redesigns; developing creative and interactive promotional campaigns and converting selected newspapers from afternoon to morning publication.

    Circulation revenue accounted for approximately 16.1%, 17.0% and 17.3% of its total revenues in 2000, 2001 and 2002, respectively. A vast majority of 2002 circulation revenues were derived from subscription sales. The Company owns and operates 66 paid daily publications that range in circulation from approximately 900 to 15,500, and 126 paid non-daily publications that range in circulation from approximately 100 to 27,200. The Company's corporate management works with its local newspaper management to establish subscription and single copy rates. The Company also implements creative and interactive marketing programs and promotions to increase readership through both subscription and single copy sales.

Job Printing

    The Company operates 48 printing facilities. To the extent the Company has excess press capacity at these facilities, the Company provides commercial printing services to third parties, primarily other publishers who do not have a printing press, on a competitive bid basis. The Company also prints other commercial materials, including business cards and invitations, to produce incremental revenue from existing equipment and personnel. Job printing and other revenue accounted for approximately 6.3%, 7.2% and 6.5% of its total revenues in 2000, 2001 and 2002, respectively.

Electronic Media

    All of the Company's daily publications and certain of its weekly publications have their own free-access websites. The Company's websites have a consistent format and provide a selection of local and other news together with classified advertising, feature articles and details of local events and activities. The Company has also been able to expand the reach of its classified advertisements, and increase its advertising revenues, by placing advertisements on-line as well as in the newspapers. The Company believes that its ability to self-promote its websites in its printed newspapers as internet portals for the community and its focus on local content limits the competitive threat to its core newspaper business from new media businesses.

Editorial

    The Company's local paid daily and non-daily newspapers generally contain 8 to 14 pages with editorial content that emphasizes local news and topics of interest to the communities that they serve, such as local business, politics, entertainment and culture, as well as local youth, high school, college and professional sports. National and world news stories are sourced from the Associated Press. The Company's free circulation and TMC publications are typically used as a vehicle for delivering pre-printed content and range from limited to no editorial content.

    The editorial staff at each of its newspapers typically consists of a managing editor and several assistant editors and field reporters, who identify and report the local news in their communities. As of December 31, 2002, the Company employed approximately 530 editorial personnel that the Company believes provide the most comprehensive local news coverage in the communities the Company serves.

PRINTING AND DISTRIBUTION

    The Company operates 48 printing and distribution facilities, including 31 facilities within its 17 strategic regional clusters. The production resources located within each cluster are shared by the publications produced in each region. On average, each of the Company's printing and distribution facilities is responsible for producing six publications. Its newspapers are generally fully paginated utilizing image-setter technology, which allows for design flexibility and high-quality reproduction of color graphics. By clustering its production resources, the Company is able to reduce the operating costs of its newspapers while increasing the quality of its small market newspapers that might not typically otherwise have access to higher quality production facilities. Its consolidated printing and distribution facilities are generally located within 60 miles of its newspapers.

    The distribution of the Company's daily newspapers is typically outsourced to independent, third-party distributors, who also distribute a majority of its weekly and periodic publications. These distributors generally are independent and locally based within each cluster. Some of the Company's TMC publications and weekly publications are also delivered via U.S. mail.

NEWSPRINT

    Newsprint represents one of the Company's largest costs of producing newspapers. The Company has no long-term contracts to purchase newsprint. Its newspapers purchase a portion of their newsprint directly from paper mills and also make opportunistic spot market purchases within their geographic regions. The Company believes that its purchasing policies have resulted in its publications obtaining favorable newsprint prices. The Company incurred newsprint expense related to its publications of approximately $11.3 million, $12.6 million and $9.1 million in 2000, 2001, and 2002, respectively, net of newsprint consumed by six related publications whose assets were sold on January 7, 2002. The Company has relatively low exposure to fluctuations in newsprint prices due to much lower page counts than large metropolitan newspapers. Newsprint expense related to its publications as a percentage of its total advertising and circulation revenues for 2000, 2001 and 2002 was 6.4%, 7.0% and 5.0%, respectively, net of newsprint consumed by six related publications whose assets were sold on January 7, 2002. The Company also incurred newsprint expense related to job printing and other of approximately $3.5 million, $4.5 million and $3.0 million in 2000, 2001 and 2002, respectively.

    Historically, the price of newsprint has been cyclical and volatile, reaching approximately $682 per short ton in 1996 and dropping to almost $409 per short ton in 1993. The average price of newsprint for December 2002, as reported by Pulp & Paper Week, was approximately $436 per short ton. The Company seeks to manage the effects of increases in prices of newsprint through a combination of technology improvements, page width and page count reductions, inventory management and advertising and circulation price increases.

SEASONALITY

    The Company's revenues, like those of other newspaper companies, tend to follow a distinct and recurring seasonal pattern, with high advertising revenues in months containing significant events or holidays. Accordingly, due to fewer holidays and more inclement weather as compared to other quarters, the Company's first fiscal quarter is historically its weakest revenue quarter of the year. Correspondingly, the Company's fourth fiscal quarter is historically its strongest revenue quarter because it includes heavy holiday season advertising. The Company expects that seasonal fluctuations will continue to affect its results of operations in future periods.

COMPETITION

    Each of the Company's newspapers competes to varying degrees for advertising and circulation revenue with local, regional and national newspapers, shoppers, magazines, radio, broadcast and cable television, direct mail, the internet and other media sources. Competition for newspaper advertising revenues is based largely on advertising results, advertising rates, readership demographics and circulation levels. Competition for circulation revenue is generally based on the content of the newspaper, its price and editorial quality.

    The Company's newspapers are the dominant sources for local news, announcements and other information of interest to the communities that the Company serves. Its publications generally have strong name recognition in their markets and face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can support only one primary newspaper, with the exception of its publications in the Chicago suburban market. However, as with most suburban and smaller daily newspapers, some circulation competition exists from large daily newspapers published in nearby metropolitan areas. The Company believes that these larger newspapers generally do not compete in a meaningful way for local advertising revenues. The Company provides its readers with community-specific content, which is generally not available on a consistent basis in nearby metropolitan newspapers. Local advertisers, especially businesses located within a small community, typically target advertising towards customers living or working within their own communities. The Company believes that its daily newspapers generally capture the largest share of local advertising as a result of its direct and focused coverage of the market and its cost-effective advertising rates relative to the more broadly circulated metropolitan newspapers.

    Although alternative media may be available, the Company believes that local advertisers generally regard newspapers and free circulation and TMC publications as the most cost-effective method of advertising time-sensitive promotions and price-specific advertisements, as compared with broadcast and cable television, which are generally used to advertise image, or radio, which is usually used to recall images or brands in the minds of listeners. The Company has, however, over the past several years faced increased competition for classified advertising from online advertising as the use of the internet has increased. From time to time, the Company competes with companies that are larger and/or have greater financial and distribution resources than the Company does.

EMPLOYEES

    The Company employs approximately 2,200 full-time employees and approximately 1,200 part-time employees. Approximately 2% of its employees belong to labor unions. The Company has not experienced a strike or work stoppage at any of its newspapers during the past five years, and considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

    The Company has 143 operating and production facilities for its publications in the United States. The Company owns 107 of these facilities and leases the remaining 36 for terms ranging from one to five years. These facilities range in size from approximately 1,000 to 55,000 square feet. The Company's executive offices are located in Northbrook, Illinois, where the Company leases approximately 4,900 square feet under a lease terminating in 2004. The Company does not believe any individual property is material to its financial condition or results of operations.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved from time to time in legal proceedings relating to claims arising out of its operations in the ordinary course of business. The Company is not party to any legal proceedings that, in the opinion of management, is reasonably expected to have a material adverse effect on its business, financial condition or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND HOLDERS

    There is no public market for LGO's common stock, per value $0.01 per share (the "Common Stock"). As of March 31, 2003, all of the issued and outstanding Common Stock is owned by LGP. LGO has no outstanding capital stock other than Common Stock, nor are there any outstanding options, warrants or other rights to purchase LGO capital stock.

DIVIDENDS

     LGO, which paid a cash dividend to Parent of $62,500 in 2001 and $943,000 in 2002, is subject to certain covenants that limits its ability to pay dividends and make other restricted payments. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

LGO EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2002

     The Company has no outstanding options, warrants or other rights to purchase LGO capital stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected historical financial data of the Company. During January 2002, the Company disposed of the assets of six related publications that the Company acquired in 1999 and, accordingly, the historical operating results of these publications have been reclassified and presented below as a discontinued operation. Certain other historical amounts have been reclassified to conform to the 2002 presentation, such as the transfer of inserting expense and certain postage and delivery costs from selling, general and administrative to operating costs. The data presented below should be read in conjunction with the consolidated financial statements, including the notes thereto, and with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report.

                                                                      YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------
                                                 1998           1999            2000          2001            2002
                                               ---------      ---------      ---------      ---------      ---------
                                                                          (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Advertising..............................   $  82,570      $ 120,315      $ 145,787      $ 147,977      $ 146,918
   Circulation..............................      22,844         27,052         30,329         33,228         33,353
   Job printing and other...................       7,117         12,309         11,887         13,995         12,560
                                               ---------      ---------      ---------      ---------      ---------
Total revenues..............................     112,531        159,676        188,003        195,200        192,831
Operating costs and expenses:
   Operating costs..........................      53,293         76,179         90,541         98,607         90,390
   Selling, general and
administrative..............................      28,986         42,689         52,799         53,764         53,526
   Depreciation and amortization............      11,917         16,496         19,193         21,315         17,027
                                               ---------      ---------      ---------      ---------      ---------
Income from continuing operations...........      18,335         24,312         25,470         21,514         31,888
Interest expense and amortization of
   deferred financing costs.................      19,300         25,216         32,132         31,658         25,447

Impairment of other assets..................          --             --             --             --            223
Net gain on exchange and
   disposition of properties................          --          6,197             --             --             --
                                               ---------      ---------      ---------      ---------      ---------
Income (loss) from continuing operations
   before income taxes,
   extraordinary item and
   cumulative effect of change in
   accounting principle.....................        (965)         5,293         (6,662)       (10,144)         6,218
Income tax expense (benefit)................          --          2,752            491            444           (927)
                                               ---------      ---------      ---------      ---------      ---------
Income (loss) from continuing operations
   before extraordinary item and
   cumulative effect of change in
   accounting principle.....................        (965)         2,541         (7,153)       (10,588)         7,145
 Income from discontinued
  operations, net of tax....................          --            513          1,817          1,508          4,269
Extraordinary gain on insurance
 proceeds...................................          --            485             --             --             --
Cumulative effect of change in
   accounting principle, net of tax.........          --             --             --             --         (1,449)
                                               ---------      ---------      ---------      ---------      ---------
Net income (loss)...........................        (965)         3,539         (5,336)        (9,080)         9,965
STATEMENT OF CASH FLOWS DATA:
Capital expenditures........................   $   2,232      $   5,687      $   9,654      $   2,715      $   2,496
Net cash provided by
   operating activities.....................      21,865          8,499         15,734         12,925         25,167
Net cash provided by (used in)
   investing activities.....................    (388,678)       (60,509)       (92,092)        (3,330)        23,954
Net cash provided by (used in)
   financing activities.....................     366,386         52,845         75,535         (9,157)       (47,956)
OTHER DATA (UNAUDITED):
EBITDA(1)...................................   $  30,252      $  40,808      $  44,663      $  42,829      $  48,915

                                                                      YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------
                                                 1998           1999            2000          2001            2002
                                               ---------      ---------      ---------      ---------      ---------
                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................   $   1,025      $   1,860      $   1,036      $   1,474      $   1,696
Total assets................................     406,401        475,881        559,302        540,342        501,649
Total long-term obligations
   including current maturities.............     227,834        281,418        332,419        323,949        275,993
Stockholders' equity........................     147,696        150,985        173,724        164,690        173,729


(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization, which for the Company is income from continuing operations plus depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. EBITDA is presented because the Company believes it is an indicative measure of its operating performance and its ability to meet its debt service requirements and is used by investors and analysts to evaluate companies in its industry as a supplement to GAAP measures.

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

                                                           YEAR  ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                  1998      1999      2000     2001      2002
                                                --------  --------  --------  -------  --------
                                                                 (IN THOUSANDS)
    Income from continuing operations.........  $ 18,335  $ 24,312  $ 25,470  $21,514  $ 31,888
    Depreciation and amortization.............    11,917    16,496    19,193   21,315    17,027
                                                --------  --------  --------  -------  --------
        EBITDA................................  $ 30,252  $ 40,808  $ 44,663  $42,829  $ 48,915
                                                ========  ========  ========  =======  ========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the historical financial statements of the Company, including the notes thereto. The discussion and analysis below includes certain "forward-looking statements" (as such terms are defined in Section 21E of the Securities Exchange Act of 1934) pertaining to, among other things, competition in the Company's markets, availability of adequate acquisition opportunities, price and availability of newsprint, significant use of leverage, general economic conditions and environmental matters. These statements are based on the beliefs, assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results of operations, performance and business prospects and opportunities in 2003 and beyond could differ materially from those expressed in, or implied by, such forward-looking statements. See Part I. "Disclosure Regarding Forward-Looking Statements" for certain factors that could cause or contribute to such material differences.

OVERVIEW

    Liberty Group Operating, Inc. ("Operating Company," "LGO" or "Registrant") is a Delaware corporation formed on January 27, 1998 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International Inc. ("Hollinger"). LGO is a wholly-owned subsidiary of Liberty Group Publishing, Inc. ("Parent" or "LGP"). The consolidated financial statements include the accounts of Operating Company and its consolidated subsidiaries (the "Company").

    The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company owns and operates 302 publications located in 17 states that reach approximately 2.37 million people on a weekly basis. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets.

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

    The Company acquired 43 publications in 12 transactions for a total acquisition cost of $84.5 million during 2000. The Company has not acquired any significant publications since December 2000.

    On January 7, 2002, the Company disposed of the assets of six related publications (acquired in 1999) in one transaction for proceeds of $26.5 million (the "Disposition"). Accordingly, amounts in the consolidated statements of operations for all periods presented have been reclassified to reflect the operating results of these publications as discontinued operations.

RESULTS OF OPERATIONS

    Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

    Total Revenues. Total revenues for the year ended December 31, 2002 decreased by $2.4 million, or 1.2%, to $192.8 million. The decrease in total revenues for 2002 was comprised of a $1.1 million, or 0.7%, decrease in advertising revenue, a $0.1 million, or 0.4%, increase in circulation revenue and a $1.4 million, or 10.3%, decrease in job printing and other revenue. The advertising and printing revenue decrease was primarily driven by a decrease in classified recruitment and printing revenues of $2.2 million and $1.0 million, respectively, in the Chicago suburban market, as well as the discontinuation of two lower margin print jobs in the Company's community markets, partially offset by an increase in preprint and national advertising revenues of $0.9 million and $0.2 million, respectively.

    Operating Costs. Operating costs for 2002 were $90.4 million, or 46.9% of total revenues, which was a decrease of $8.2 million over the year ended December 31, 2001, when operating costs were $98.6 million, or 50.5% of total revenues. This decrease was primarily due to a decrease in newsprint costs of $5.0 million, delivery costs of $1.1 million and labor costs of $1.5 million resulting from a reduction in operating staff.

    Selling, General and Administrative. Selling, general and administrative expenses for 2002 decreased to $53.5 million, or 27.8% of total revenues, from $53.8 million for 2001 when selling, general and administrative expenses were 27.5% of total revenues. The decrease was primarily due to a decrease in labor costs of $1.6 million resulting from reductions in administrative staff, partially offset by higher performance-based incentive compensation of $1.4 million.

    Depreciation and Amortization. As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. The transition provisions of SFAS No. 142 require that useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods adjusted accordingly. Prior to the adoption of SFAS No. 142, advertiser and subscriber relationship intangible assets were amortized over estimated remaining useful lives of 40 and 33 years, respectively. The Company has concluded that, based upon current economic conditions and its current pricing strategies, the remaining useful lives for advertiser and subscriber relationship intangible assets are 30 and 20 years, respectively, and the amortization periods have been adjusted accordingly, with effect from January 1, 2002. Non-compete agreements are amortized over periods of up to 10 years depending on the specifics of the agreement. The change in useful lives had no impact on cash flow.

    Depreciation and amortization expense for 2002 decreased by $4.3 million to $17.0 million, from $21.3 million for 2001 as a result of the adoption of SFAS No. 142. For 2002, the Company recorded $11.9 million in amortization of intangible assets compared with $15.3 million for 2001. Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill. The Company also ceased amortization of its mastheads because it determined that the useful life of its mastheads was indefinite. Had SFAS No. 142 been adopted on January 1, 2001, income from operations for 2001 would have been increased by $5.7 million had goodwill and mastheads not been amortized and reduced by $1.9 million due to the change in useful lives of advertiser and subscriber relationship intangible assets.

    Income from Continuing Operations. Income from continuing operations increased by $10.4 million from $21.5 million, or 11.0% of total revenues, for 2001 to $31.9 million, or 16.5% of total revenues, for 2002. The increase was primarily driven by decreases in operating costs, selling, general and administration expenses and amortization expense, partially offset by lower revenues.

    EBITDA. EBITDA for 2002 increased by $6.1 million to $48.9 million, from $42.8 million for 2001. The increase was primarily driven by lower newsprint, delivery and labor costs, partially offset by lower revenues, as discussed above. EBITDA as a percentage of total revenues increased from 21.9% to 25.4%. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. EBITDA is presented because the Company believes it is an indicative measure of its operating performance and its ability to meet its debt service requirements and is used by investors and analysts to evaluate companies in its industry as a supplement to GAAP measures.

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

                                                              YEAR  ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                     1998      1999      2000     2001     2002
                                                   --------  --------  --------  -------  --------
                                                                     (IN THOUSANDS)
       Income from continuing operations.......    $ 18,335  $ 24,312  $ 25,470  $21,514  $ 31,888
       Depreciation and amortization...........      11,917    16,496    19,193   21,315    17,027
                                                   --------  --------  --------  -------  --------
           EBITDA..............................    $ 30,252  $ 40,808  $ 44,663  $42,829  $ 48,915
                                                   ========  ========  ========  =======  ========


    Interest Expense. Interest expense (including amortization of deferred financing costs) decreased by $6.2 million to $25.4 million for 2002 from $31.7 million for 2001. The decrease in interest expense was due to the reduction of indebtedness resulting from the application of proceeds from the Disposition and lower interest rates.

    Income Tax Expense (Benefit). Income tax expense of $0.4 million for 2002 decreased by $1.4 million to a tax benefit of $0.9 million compared to 2001. The decrease in income tax expense was due to a deferred tax benefit recognized in 2002.

    Income from Discontinued Operations. Income from discontinued operations was $4.3 million for 2002 compared to $1.5 million for 2001. On January 7, 2002, the Company disposed of the assets of six related publications (acquired in 1999) for proceeds of $26.5 million, resulting in a pre-tax gain of $7.0 million and an after-tax gain of $4.3 million.

    Cumulative Effect of Change in Accounting Principle. Pursuant to the adoption of SFAS No. 142, an initial impairment test of properties was performed in the first quarter of 2002. As a result of this test, it was determined that the fair values of five properties were less than the net book value of the Company's goodwill and mastheads for such properties on January 1, 2002. As a result, an after-tax goodwill and masthead impairment loss of $1.4 million, or $2.4 million pre-tax, was recorded in 2002 as a cumulative effect of change in accounting principle.

    Net Income (Loss). For 2002, the Company recognized net income of $10.0 million compared to a net loss of $(9.1) million for 2001. The $19.1 million increase in net income was primarily attributable to an after-tax gain of $4.3 million on the Disposition, lower amortization expense resulting from the adoption of SFAS No. 142 and lower newsprint, labor, delivery and interest costs, partially offset by lower revenues and the cumulative effect of change in accounting principle related to goodwill and masthead impairment losses, as previously discussed.

    Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

    Total Revenues. Total revenues for the year ended December 31, 2001 increased by $7.2 million, or 3.8%, to $195.2 million. The increase in total revenues for 2001 was comprised of a $2.2 million, or 1.5%, increase in advertising revenue, a $2.9 million, or 9.6%, increase in circulation revenue, and a $2.1 million, or 17.7%, increase in job printing and other revenue. The increase in revenues was primarily due to revenue from publications acquired in 2000 of $12.9 million and same-property increases in circulation of $0.1 million, partially offset by decreases in same-property printing and advertising revenue of $0.7 million and $5.3 million, respectively.

    Operating Costs. Operating costs for 2001 were $98.6 million, or 50.5% of total revenues, which was an increase of $8.1 million over the year ended December 31, 2000 when operating costs were $90.5 million, or 48.2% of total revenues. The increase in operating costs as a percentage of total revenues for 2001 was primarily due to an increase in same-property delivery and newsprint costs of $0.2 million and $0.1 million, respectively, and lower revenues, partially offset by a decrease in labor costs of $0.1 million.

    Selling, General and Administrative. Selling, general and administrative expenses for 2001 increased by $1.0 million to $53.8 million, or 27.5% of total revenues, from $52.8 million for 2000 when expenses were 28.1% of total revenues.

    Depreciation and Amortization. Depreciation and amortization expense for 2001 increased by $2.1 million to $21.3 million, from $19.2 million for 2000. The increase was due to depreciation of assets acquired in 2000, depreciation on capital expenditures made in 2001, and a full year of amortization of intangibles from 2000 acquisitions.

    Income from Continuing Operations. Income from continuing operations decreased by $4.0 million from $25.5 million, or 13.5% of total revenues, for 2000 to $21.5 million, or 11.0% of total revenues, for 2001. The decrease was primarily driven by a decrease in same-property advertising revenue, higher newsprint and delivery costs, and higher depreciation and amortization expense partially offset by lower labor costs, as previously discussed.

    EBITDA. EBITDA for 2001 decreased to $42.8 million from $44.7 million for 2000. The decrease was primarily driven by a decrease in same-property advertising revenue and higher same-property delivery and newsprint costs, partially offset by lower labor costs from reduced headcount, as previously discussed. EBITDA as a percentage of total revenues declined from 23.8% to 21.9%.

    Interest Expense. Interest expense (including amortization of deferred financing costs) decreased by $0.4 million to $31.7 million for 2001 from $32.1 million for 2000, primarily due to lower interest rates on borrowings under the Amended Credit Facility (as defined below).

    Income Tax Expense. Income tax expense for 2001 was comparable to 2000 and reflects the provision for state and local income taxes.

    Net Loss. For 2001, the Company recognized a net loss of $(9.1) million compared to a net loss of $(5.3) million for 2000. The $(3.8) million increase in the net loss was due primarily to lower same-property advertising revenues, higher newsprint and delivery costs as well as higher depreciation and amortization expense, which was partially offset by lower labor costs.

CRITICAL ACCOUNTING POLICY DISCLOSURE

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         As of January 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 requires an annual impairment test for goodwill and other intangible assets with indefinites lives. The Company assesses impairment of goodwill and mastheads by using multiples of recent and projected revenues and EBITDA for individual properties to determine the fair value of the properties and deducts the fair value of assets other than goodwill and mastheads to arrive at the fair value of goodwill and mastheads. This amount is then compared to the carrying value of goodwill and mastheads to determine if any impairment has occurred. The multiples of revenues and EBITDA used to determine fair value are based on the Company's experience in acquiring and selling properties and multiples reflected in the purchase prices of recent sales transactions of newspaper properties similar to those it owns. If there is a significant change in such multiples, or a deterioration in revenue or EBITDA for any of the properties, additional impairment losses may have to be recorded.

         Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill. The Company also ceased amortization of its mastheads because it determined that the useful life of its mastheads is indefinite.

         The transition provisions of SFAS No. 142 require that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods adjusted accordingly. Prior to adoption of SFAS No. 142, advertiser and subscriber relationship intangible assets were amortized over estimated remaining useful lives of 40 and 33 years, respectively. The Company has concluded that, based upon current economic conditions and its current pricing strategies, the remaining useful lives for advertiser and subscriber relationship intangible assets are 30 and 20 years, respectively, and the amortization periods have been adjusted accordingly, with effect from January 1, 2002. The change in useful lives had no impact on the Company's cash flow.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operating activities. Cash provided by operating activities in 2000 was $15.7 million and decreased $2.8 million to $12.9 million in 2001. The decrease in 2001 was primarily due to a decrease of $1.8 million in income from continuing operations before depreciation and amortization and higher borrowing levels. Cash provided by operating activities increased by $12.2 million to $25.2 million in 2002. The increase in 2002 was primarily due to an increase of $6.1 million in income from continuing operations before depreciation and amortization and a decrease in interest rates and borrowing levels.

    Cash flows from investing activities. Cash used in investing activities was $92.1 million in 2000 and $3.3 million in 2001 compared to cash provided from investing activities of $24.0 million in 2002. The decrease of $88.8 million in cash used from 2000 to 2001 relates primarily to a decrease in the number and size of acquisitions from 2000 to 2001 in the amount of $83.9 million and a decrease in capital expenditures of $6.9 million. The increase of $27.3 million in cash provided from 2001 to 2002 was primarily due to $26.7 million of proceeds from the Disposition and the sale of other assets, partially offset by $2.5 million of capital expenditures. The Company's capital expenditures in 2002 consisted of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company intends to continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and new markets.

    Cash Flows from Financing Activities. Cash provided by financing activities was $75.5 million in 2000 compared to cash used in financing activities of $9.2 million in 2001 and $48.9 million in 2002. Cash provided by financing activities in 2000 resulted from net contributions from Parent, as well as, borrowings under the Amended Credit Facility, partially offset by the repayment of the previous revolving credit facility. Net cash used in financing activities in 2001 related to the repayment of a portion of the revolving credit facility of $7.1 million and the Term Loan B and other liabilities of $2.0 million. Net cash used in financing activities in 2002 reflects the reduction of indebtedness under the revolving credit facility of $21.1 million, the Term Loan B of $26.0 million, other liabilities of $0.9 million, and a dividend to Parent of $0.9 million.

    Amended Credit Facility. LGO is a party to an Amended and Restated Credit Agreement, dated as of April 18, 2000, as further amended, with a syndicate of financial institutions led by Citibank, N.A, with Citicorp USA, Inc. as administrative agent (the "Amended Credit Facility"). The Amended Credit Facility provides for a $100.0 million principal amount Term Loan B that matures in March 2007 and a revolving credit facility with a $135.0 million aggregate commitment amount available, including a $10.0 million sub-facility for letters of credit, that matures in March 2005. The Amended Credit Facility is secured by a first-priority security interest in substantially all of the tangible and intangible assets of LGO, LGP and LGP's other present and future direct and indirect subsidiaries. Additionally, the loans under the Amended Credit Facility are guaranteed, subject to specified limitations, by LGP and all of the future direct and indirect subsidiaries of LGO and LGP. LGP and the Company is required to permanently reduce the Term Loan B and/or revolving commitment amount with disposition proceeds in excess of $1.5 million if the proceeds are not reinvested in Permitted Acquisitions (as defined under the Amended Credit Facility) within 300 days of receipt of such proceeds. On October 23, 2002, LGO repaid $25.0 million principal amount of the Term Loan B with the proceeds from the Disposition. The proceeds of the Disposition were initially used to reduce the outstanding amount under the revolving credit facility and LGO borrowed such amounts under the revolving credit facility in connection with the repayment of the Term Loan B.

    The Term Loan B and the revolving credit facility bear interest, at LGO's option, equal to the Alternate Base Rate for an ABR loan (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate for a eurodollar loan (as defined in the Amended Credit Facility) plus an applicable margin. The applicable margin is based on: (1) whether the loan is an ABR loan or eurodollar loan; and (2) the ratio of (a) indebtedness of LGO and its subsidiaries that requires interest to be paid in cash to (b) pro forma EBITDA for the 12-month period then ended. LGO also pays an annual fee equal to the applicable eurodollar margin for the aggregate amount of outstanding letters of credit. Additionally, LGO pays a fee on the unused portion of the revolving credit facility. No principal payments are due on the revolving credit facility until the maturity date. As of December 31, 2002, the Term Loan B requires annual principal payments of $0.7 million in 2003 and 2004, $26.9 million in 2005, $35.3 million in 2006 and $8.8 million in 2007. The Amended Credit Facility contains financial covenants that require LGO and LGP to satisfy specified quarterly financial tests, including a maximum senior leverage ratio, a minimum cash interest coverage ratio and a maximum leverage ratio. The Amended Credit Facility also contains affirmative and negative covenants customarily found in loan agreements for similar transactions.

    The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' equity, tangible equity and cash flow. Interest expense for 2002 was $25.4 million, including amortization of deferred financing costs of $1.6 million. The degree to which LGO is leveraged could have important consequences, including the following: (1) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Company's $180.0 million aggregate principal amount of 9 3/8% Senior Subordinated Notes (the "Notes") due February 1, 2008 and interest on other indebtedness, thereby reducing the funds available to the Company for other purposes; (2) indebtedness under the Amended Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (3) the Company is more leveraged than certain competitors in its industry, which might place the Company at a competitive disadvantage; (4) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (5) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

    As of December 31, 2002, approximately $94.3 million was outstanding under the Amended Credit Facility, and the aggregate principal amount of the Notes outstanding was $180.0 million.

    Liquidity. The Company's principal sources of funds will be cash provided by operating activities and borrowings under its revolving credit facility.

    The indentures relating to the Notes and Amended Credit Facility impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company satisfy certain quarterly financial tests, including a maximum senior leverage ratio, a minimum cash interest coverage ratio and a maximum leverage ratio, limitations on capital expenditures and restrictions on the Company's ability to incur debt, pay dividends or take certain other corporate actions.

    Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, all required capital expenditures and pursue its business strategy for at least the next 12 months.

    On June 3, 2002, Parent filed a registration statement with the Securities and Exchange Commission on Form S-2 (as amended, the "Registration Statement") with respect to an initial public offering of LGP Common Stock. Reference is made to the Registration Statement for information concerning the offering and transactions contemplated by the Registration Statement, including Parent's intended use of proceeds from the initial public offering and the impact of such intended use on Parent and the Company's capital structure and indebtedness. There can be no assurance that Parent will consummate the initial public offering of the LGP Common Stock.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following table reflects a summary of the Company's contractual cash obligations as of December 31, 2002 (in thousands):

                                             2003     2004     2005      2006      2007     THEREAFTER     TOTAL
                                           -------  -------  --------  --------  --------   ----------   ---------
       9 3/8% senior subordinated notes..  $    --  $    --  $     --  $     --  $     --    $ 180,000   $ 180,000
       Term Loan B.......................      744      744    26,862    35,320     8,830           --      72,500
       Revolving credit facility.........       --       --    21,845        --        --           --      21,845
       Non-compete payments..............      380      282       282       177       177          216       1,514
       Real estate lease payments........      362      214        92        43         7           --         718
       Finder fee payments...............      125       --        --        --        --           --         125
       Other.............................        4        5        --        --        --           --           9
                                           -------  -------  --------  --------  --------    ---------   ---------
                                           $ 1,615  $ 1,245  $ 49,081  $ 35,540  $  9,014    $ 180,216   $ 276,711
                                           =======  =======  ========  ========  ========    =========   =========

----------

RELATED-PARTY TRANSACTIONS

    The Company paid $1.3 million, $1.5 million and $1.5 million in management fees in 2000, 2001 and 2002, respectively, and $356,000, $375,000 and $350,000 in other fees in 2000, 2001 and 2002, respectively, to Leonard Green & Partners, L.P. The Company is obligated to pay other fees to Leonard Green & Partners, L.P. of $125,000 in 2003. See Item 13. "Certain Relationships and Related Transactions" for further discussion of this and other transactions.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, unless the items meet the definition of extraordinary under APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are applicable to fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial statements.

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements for interim and annual periods ending after December 15, 2002.

       RISK FACTORS FOR INVESTMENT CONSIDERATIONS

    THE COMPANY DEPENDS TO A GREAT EXTENT ON THE ECONOMIES AND THE DEMOGRAPHICS OF THE LOCAL COMMUNITIES THAT IT SERVES AND IS ALSO SUSCEPTIBLE TO GENERAL ECONOMIC DOWNTURNS, WHICH COULD CONTINUE TO HAVE A MATERIAL IMPACT ON ITS ADVERTISING AND CIRCULATION REVENUES AND ITS PROFITABILITY.

    The Company's advertising revenues and, to a lesser extent, circulation revenues, depend upon a variety of factors specific to the communities that its publications serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general and the economic condition of the retail segments of the communities that its publications serve. If the local economy, population or prevailing retail environment of a community served by the Company experiences a downturn, its publications, revenues and profitability in that market would be adversely affected. For example, the Company's total revenues for the 2002 decreased by $2.4 million from 2001 as a result of, among other things, a decrease in classified recruitment and printing revenues of $2.2 million and $1.0 million, respectively, in the Chicago suburban market. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

    The Company's advertising and circulation revenues are also susceptible to negative trends in the general economy that affect consumer spending. The advertisers in its newspapers and related publications are primarily retail businesses, which can be significantly affected by regional or national economic downturns and other developments. For example, if there is continued consolidation among the Company's advertisers, such as retailers, grocery stores and banks, or if large national retailers that rely less on local print advertising expand their operations to include grocery stores and replace grocers that presently advertise in its newspapers, the Company's advertising revenues would decrease. Additionally, due to the Company's substantial indebtedness, it may be more susceptible to adverse general economic effects than some of the competitors in its industry, some of which have greater financial and other resources than the Company does.

    THE COMPANY'S SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT ITS FINANCIAL HEALTH AND REDUCE THE FUNDS AVAILABLE TO IT FOR OTHER PURPOSES.

    The Company has, and intends to continue to have, a significant amount of indebtedness. As of December 31, 2002, the Company had total indebtedness of $274.3 million. The Company expects to incur additional indebtedness to fund operations, capital expenditures or future acquisitions. The Company's substantial indebtedness could adversely affect its financial health in the following ways:

    o a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its outstanding indebtedness, thereby reducing the funds available to it for other purposes;

    o indebtedness under the Amended Credit Facility is at variable rates of interest, which causes it to be vulnerable to increases in interest rates;

    o the Company is more leveraged than certain competitors in its industry, which might place it at a competitive disadvantage;

    o the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and

    o the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

    In addition, the Amended Credit Facility and other indebtedness contain financial and other restrictive covenants that limit the Company's ability to incur additional debt and engage in other activities that may be in its long-term best interests. The Company's failure to comply with these covenants could trigger an event of default which, if not waived or cured, could result in the acceleration of the maturity of its indebtedness. If the Company's indebtedness is accelerated, it may not have sufficient cash resources to satisfy its obligations in respect of its indebtedness and the Company may not be able to continue its operations.

    THE COMPANY INTENDS TO CONTINUE TO PURSUE ACQUISITION OPPORTUNITIES, WHICH MAY SUBJECT IT TO CONSIDERABLE BUSINESS AND FINANCIAL RISK.

    The Company has grown through, and anticipates that it will continue to grow through, acquisitions of paid daily and non-daily newspapers and free circulation and TMC publications. The Company continually evaluates potential acquisitions and intends to actively pursue acquisition opportunities, some of which could be significant. The Company may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. Acquisitions may expose the Company to particular business and financial risks that include:

    o   diverting management's attention;

    o   assuming liabilities;

    o incurring significant additional capital expenditures, transaction and operating expenses and non-recurring acquisition-related charges;

    o experiencing an adverse impact on the Company's earnings from the amortization or impairment of acquired goodwill and other intangible assets;

    o failing to integrate the operations and personnel of the acquired newspapers and publications;

    o   entering new markets with which the Company is not familiar; and

    o failing to retain key personnel of the acquired newspapers and publications.

    The Company may not be able to successfully manage acquired newspapers and publications or increase its profits from these operations. If the Company is unable to successfully implement its acquisition strategy or address the risks associated with acquisitions, or if the Company encounters unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, its growth and ability to compete may be impaired, it may fail to achieve acquisition synergies and it may be required to focus resources on integration of operations rather than more profitable areas. In addition, the Company may compete for certain acquisition targets with companies having greater financial resources than it. The Company anticipates that it will finance acquisitions through cash provided by operating activities and borrowings under its Amended Credit Facility, which would reduce its cash available for other purposes, including the repayment of indebtedness.

    THE COMPANY'S BUSINESS MAY SUFFER IF THERE IS A SIGNIFICANT INCREASE IN THE PRICE OF NEWSPRINT OR A REDUCTION IN THE AVAILABILITY OF NEWSPRINT.

    The basic raw material for newspapers is newsprint. In 2002, the Company's newsprint consumption related to its publications totaled approximately $9.1 million, which was 5.0% of its total advertising and circulation revenues. The Company also incurred newsprint expense related to job printing and other of approximately $3.0 million in 2002. The Company has no long-term contracts to purchase newsprint. The Company's inability to obtain an adequate supply of newsprint in the future could have a material adverse effect on its ability to produce its publications. Historically, the price of newsprint has been cyclical and volatile, reaching approximately $682 per short ton in 1996 and dropping to almost $409 per short ton in 1993. The average price of newsprint for December 2002, as reported by Pulp & Paper Week, was approximately $436 per short ton. Significant increases in newsprint costs could have a material adverse effect on the Company's financial condition and results of operations. See Item 1. "Business -- Newsprint."

    THE COMPANY COMPETES WITH A LARGE NUMBER OF COMPANIES IN THE MEDIA INDUSTRY, AND IF IT IS UNABLE TO COMPETE EFFECTIVELY, ITS ADVERTISING AND CIRCULATION REVENUES MAY DECLINE.

    The Company's business is concentrated in newspapers and other publications located primarily in non-metropolitan markets in the United States. The Company's revenues primarily consist of advertising and paid circulation. Competition for advertising revenues and paid circulation comes from local, regional and national newspapers, shoppers, magazines, broadcast and cable television, radio, direct mail, the internet and other media. For example, as the use of the internet has increased over the past several years, the Company has lost some classified advertising and subscribers to online advertising businesses and its free internet sites that contain abbreviated versions of its newspapers, respectively. Competition for newspaper advertising revenues is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels, while competition for circulation is based largely upon the content of the newspaper, its price and editorial quality. The Company's local and regional competitors are typically unique to each market, and many of its competitors for advertising revenues are larger and have greater financial and distribution resources than it. The Company may incur increasing costs competing for advertising expenditures and paid circulation. The Company may also experience a decline of circulation or print advertising revenue due to alternative media, such as the internet. If it is not able to compete effectively for advertising expenditures and paid circulation, the Company's revenues may decline. See "Business -- Competition."

    THE COMPANY'S QUARTERLY REVENUES AND OPERATING RESULTS FLUCTUATE AS A RESULT OF A VARIETY OF FACTORS, WHICH MAY AFFECT ITS CASH FLOWS.

    The Company's quarterly revenues and operating results have varied significantly in the past and are expected to fluctuate in the future due to a number of factors. For example, the timing of new newspaper acquisitions, related pre-acquisition expenses, losses or charges incurred as a result of acquisitions, including significant write-downs, write-offs or impairment charges, and the amount of revenue contributed by new and existing newspapers may cause its quarterly results to fluctuate. Additionally, the Company's business is subject to seasonal fluctuations that it expects to continue to affect its operating results in future periods. The Company's first fiscal quarter of the year tends to be its weakest quarter because advertising volume is at its lowest levels following the holiday season. Correspondingly, its fourth fiscal quarter tends to be its strongest quarter because the fourth fiscal quarter includes heavy holiday season advertising. Other factors that affect the Company's quarterly revenues and operating results may be beyond its control, including changes in the pricing policies of its competitors, the hiring and retention of key personnel, wage and cost pressures, changes in newsprint prices and general economic factors. These quarterly fluctuations in revenues and operating results may affect the Company's cash flows.

    THE COMPANY IS SUBJECT TO ENVIRONMENTAL AND EMPLOYEE SAFETY AND HEALTH REGULATION THAT COULD CAUSE IT TO INCUR SIGNIFICANT COMPLIANCE EXPENDITURES AND LIABILITIES.

    The Company's operations are subject to federal, state and local laws and regulations pertaining to the environment, air and water quality, storage tanks and the management and disposal of wastes at its facilities. Its operations are also subject to various employee safety and health laws and regulations, including those pertaining to occupational injury and illness, employee exposure to hazardous materials and employee complaints. Environmental and employee safety and health laws tend to be complex, comprehensive and frequently changing. As a result, the Company may be involved from time to time in administrative and judicial proceedings and investigations related to environmental and employee safety and health issues. These proceedings and investigations could result in substantial costs to it, divert management's attention and, if it is determined that the Company is not in compliance with applicable laws and regulations, result in significant liabilities, fines or the suspension or interruption of the operations of specific printing facilities. Future events, such as changes in existing laws and regulations, new laws or regulations or the discovery of conditions not currently known to the Company, may give rise to additional compliance or remedial costs that could be material.

    THE COMPANY DEPENDS ON KEY PERSONNEL, AND IT MAY NOT BE ABLE TO OPERATE AND GROW ITS BUSINESS EFFECTIVELY IF IT LOSES THE SERVICES OF ANY OF ITS SENIOR EXECUTIVE OFFICERS OR IS UNABLE TO ATTRACT QUALIFIED PERSONNEL IN THE FUTURE.

    The Company is dependent upon the efforts of its senior executive officers. In particular, it is dependent upon the management and leadership of Kenneth L. Serota, the Company's President, Chief Executive Officer and Chairman of the Board of Directors. The loss of Mr. Serota or other senior executive officers could affect the Company's ability to run its business effectively.

    The success of the Company's business is heavily dependent on its ability to retain its current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and the Company may not be able to retain its personnel. The Company has not entered into employment agreements with its key personnel, other than with Mr. Serota, and these individuals may not continue in their present capacity with the Company for any particular period of time. The Company does not have key man insurance for any executive officers or key personnel. The loss of any senior executive officer requires the remaining executive officers to divert immediate and substantial attention to seeking a replacement. The Company's inability to find a replacement for any departing executive officer on a timely basis could adversely affect its ability to operate and grow its business.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Operating Company has a $135.0 million revolving credit facility and a separate Term Loan B that mature in March 2005 and 2007, respectively. Borrowings under the revolving credit facility and the Term Loan B bear interest at an annual rate, at the Company's option, equal to the Alternate Base Rate (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. As a result, the Company's interest expense will be affected by changes in the Alternate Base Rate or in the Adjusted LIBO Rate. At December 31, 2002, the Company had borrowings outstanding of $21.8 million under the revolving credit facility and $72.5 million under the Term Loan B. A hypothetical 100 basis point change in interest rates would impact annual interest expense by approximately $0.9 million based on the amount outstanding at December 31, 2002.

    For additional information regarding the Company's Amended Credit Facility, see Item 7 " Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information in response to this Item 8 is included in the consolidated financial statements and notes thereto, and related Independent Auditors' Report, appearing on pages 34 to 56 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE
           REGISTRANT

    The following table sets forth the name, age and position of LGO's directors, executive officers and other key employees as of March 31, 2003:

             NAME                           AGE                      POSITION
    --------------------                   ----- --------------------------------------------------
    EXECUTIVE OFFICERS AND DIRECTORS:
    Kenneth L. Serota....................    41  President, Chief Executive Officer and Chairman of the

                                                 Board of Directors
    Daniel D. Lewis........................  40  Chief Financial Officer
    Scott T. Champion......................  43  Executive Vice President, Chief Operating Officer --
                                                 Community Division and Director
    Gene A. Hall...........................  51  Senior Vice President-- Midwestern Region
    Randy Cope.............................  42  Executive Vice President-- Missouri, Kansas and Arkansas
    Kelly Luvison..........................  43  Executive Vice President-- Eastern Region

    KEY EMPLOYEES:
    Theodore G. Mike.......................  56  Vice President-- Eastern Region
    Ronald A. Wallace......................  45  Vice President-- Sales and Marketing
    Gerald R. Smith........................  54  President-- Liberty Group Suburban Newspapers, Inc.



    KENNETH L. SEROTA is LGO's President and Chief Executive Officer and has served in that capacity since January 1998. Mr. Serota is also the Chairman of the Board of Directors of LGO and has been a Director of LGO since January 1998. Mr. Serota has had equivalent titles and responsibilities at LGP during the same time periods. Previously, he served as Vice President-- Law & Finance and Secretary of Hollinger from May 1995 to December 1997 and as a director of its APC Division, which owned the publications initially acquired by us, from 1996 to 1997. Previously, Mr. Serota served as an attorney and a certified public accountant. Mr. Serota has significant experience negotiating and closing acquisitions of publications and primarily focuses his efforts on executing the Company's acquisition functions and overseeing all of its administrative and finance functions. Mr. Serota received a B.S. in Accountancy and a J.D. from the University of Illinois.

    DANIEL D. LEWIS is LGO's Chief Financial Officer with primary responsibility for its financial and accounting activities. He served as LGO's Vice President-- Finance and Secretary from May 2001 to May 2002. From September 1999 to May 2001, Mr. Lewis served as LGP's corporate controller. Mr. Lewis has had equivalent titles and responsibilities at LGP during the same time periods. Prior to joining us, Mr. Lewis served as a management consultant for PricewaterhouseCoopers LLP. In addition, Mr. Lewis has held management positions with Kraft Foods Inc. and Berkshire Hathaway Inc. Mr. Lewis is a certified public accountant.

    SCOTT T. CHAMPION is LGO's Executive Vice President and Chief Operating Officer -- Community Division and has primary responsibility for all community publications. In 1998, he served as LGO's Senior Vice President. Mr. Champion has had equivalent titles and responsibilities at LGP during the same time periods. Additionally, Mr. Champion has been a Director of LGP since January 2000. Prior to 1998, he served as Senior Vice President, regional manager, and district manager of APC and had been employed at APC since 1988. Prior to his employment at APC, Mr. Champion served as the publisher of a group of privately owned publications. Mr. Champion has more than 19 years of experience in the newspaper industry.

    GENE A. HALL is LGO's Senior Vice President and has primary responsibility for publications in the Midwestern region of the United States. He was appointed LGO's Senior Vice President in January 1998. Mr. Hall has had equivalent titles and responsibilities at LGP during the same time periods. Prior to his employment with LGO, he served as a Senior Vice President of APC from 1992 to 1998. Prior to 1992, he served as a regional manager and had been employed at APC since 1988. Prior to his employment at APC, Mr. Hall was the owner and publisher of the Charles City Press, Six County Shopper and The Extra in Charles City, Iowa, which the Company currently owns. Mr. Hall has more than 33 years of experience in the newspaper industry.

    RANDALL W. COPE is LGO's Executive Vice President responsible for newspaper operations in Missouri, Kansas and Arkansas. Mr. Cope held the position of Vice President from December 1998 until he was named LGO's Executive Vice President in April 2002. Mr. Cope has had equivalent titles and responsibilities at LGP during the same time periods. Mr. Cope also oversees the Company's national classified advertising network. From 1995 to 1998, Mr. Cope was regional manager and publisher of the Northwest Arkansas Times in Fayetteville, Arkansas, which was owned by APC. Mr. Cope has 20 years of experience covering all areas of newspaper operations.

    KELLY M. LUVISON is LGO's Executive Vice President responsible for newspaper operations in western New York, Pennsylvania and West Virginia, as well as Liberty Business Development Group. Mr. Luvison served as regional manager for the Company since January 1998, was appointed a Vice President in January 2000 and Executive Vice President in April 2002. Mr. Luvison has had equivalent titles and responsibilities at LGP during the same time periods. Prior to January 1998, Mr. Luvison was a regional manager for APC. Since 1996, Mr. Luvison has been publisher of the Evening Tribune in Hornell, New York, a newspaper the Company currently owns, in addition to his duties as a regional manager and Vice President.

    THEODORE G. MIKE is LGO's Vice President and has primary responsibility for many of its newspaper operations in the eastern region of the United States. Mr. Mike served as regional manager since January 1998, and was appointed Vice President in January 1999. Mr. Mike has had equivalent titles and responsibilities at LGP during the same time periods. Mr. Mike served as a regional manager for APC from 1992 to 1997. Mr. Mike has also been publisher of The Evening Times in Sayre, Pennsylvania, a newspaper the Company currently owns, since 1992. Mr. Mike has more than 35 years of experience in the newspaper industry.

    RONALD A. WALLACE is LGO's Vice President-- Sales and Marketing. Mr. Wallace joined the Company in his current role in March 2002. Mr. Wallace has had equivalent titles and responsibilities at LGP during the same time period.
Prior to joining LGO, Mr. Wallace was a Regional Publisher with Morris Communications Corporation from 1996 to 2001. Also with Morris from 1994 to 1995, Mr. Wallace served as Advertising & Marketing Director at a 40,000 circulation daily newspaper in Athens, Georgia. Mr. Wallace is a 25-year newspaper veteran having held positions with Times Mirror Corporation, Hartman Walls Corporation, Belo Corp., Ingersoll Publications, Sun Newspapers and Ogden Newspapers, Inc.

    GERALD R. SMITH is President of Liberty Group Suburban Newspapers, Inc., an indirect subsidiary of the Company. From February 1999 to February 2001, Mr. Smith served as Executive Vice President-- General Manager of Liberty Group Suburban Newspapers, Inc. Mr. Smith has had equivalent titles and responsibilities at LGP during the same time periods. Prior to February 1999, Mr. Smith held various positions over 14 years at the Daily Southtown, a 60,000 circulation daily newspaper in Chicago including Executive Vice President-General Manager, and was responsible for day-to-day operations from 1991 to 1999.

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

    The following table sets forth the cash and non-cash compensation paid to LGO's chief executive officer and each of the three other most highly compensated executive officers of LGO who earned more than $100,000 in salary and bonus during 2002 (each a named executive officer and, collectively, the named executive officers):

SUMMARY COMPENSATION TABLE


                                                                      ANNUAL COMPENSATION
                                                     --------------------------------------------------------
                                                      FISCAL                                   OTHER ANNUAL
                   NAME AND POSITION                   YEAR      SALARY ($)      BONUS ($)   COMPENSATION ($)
    -----------------------------------------------  --------   -----------     ----------   ----------------
    Kenneth L. Serota..............................    2002       478,008        675,000               --
        President and CEO                              2001       455,500             --               --
                                                       2000       405,500        300,000          112,973 (1)
    Scott T. Champion..............................    2002       204,500        245,000               --
        Executive Vice President, Chief                2001       171,654         30,000               --
        Operating Officer - Community Division         2000       155,500         85,000               --
    Gene H. Hall...................................    2002       130,500         75,000               --
        Senior Vice President - Midwestern             2001       150,500         30,000               --
        Region                                         2000       138,289         38,200               --
    Randall W. Cope................................    2002       150,500         70,000               --
        Executive Vice President - Missouri,           2001       150,500         25,000               --
        Kansas and Arkansas                            2000       135,500         62,000               --
    Daniel D. Lewis................................    2002       130,500         55,000               --
        Chief Financial Officer                        2001       117,308         25,000               --
                                                       2000        99,000         15,000               --

----------

    (1)  Includes $109,973 of loan forgiveness for fiscal year 2000.

COMPENSATION OF DIRECTORS

    Individuals who are officers of LGO do not receive any compensation directly for their service on LGO's Board of Directors.

EMPLOYMENT AGREEMENTS

    First Amended Employment Agreement

    LGP, LGO and Kenneth Serota entered into an employment agreement, dated as of November 21, 1997, whereby Mr. Serota agreed to serve as President and Chief Executive Officer of LGP, LGO and any of LGP's other subsidiaries for a period of three years commencing January 1, 1998 and for additional successive one-year periods thereafter, unless either LGO or Mr. Serota gives timely notice to the other that the employment term shall not be so extended.

    The employment agreement provided for a base salary of $350,000, $375,000 and $400,000 for the years 1998, 1999 and 2000, respectively, and provided for those benefits generally available to LGO's employees, including life insurance, health insurance, deferred compensation and profit sharing. In addition to receiving a base salary, Mr. Serota is eligible to receive a bonus based on the attainment of applicable performance standards agreeable to LGO and Mr. Serota, including standards based on annual revenue growth, EBITDA growth, completion of reasonably acceptable acquisitions and growth of acquired properties. The employment agreement also provided, subject to certain exceptions, that upon a termination of Mr. Serota's employment during the term thereof (other than for "cause" or voluntary resignation without "good reason," as defined therein, but including a "change of control" as defined therein), LGO was generally obligated to pay Mr. Serota the greater of one year's salary or an amount equal to his base salary for the remaining term under the employment agreement plus, in either case, a portion of his bonus for the year of termination. The employment agreement provided that during its term Mr. Serota shall be a member of the board of directors of LGP and each of its subsidiaries and he shall also be a member of any executive or similar committee of LGP and its subsidiaries that has executive functions or responsibilities.

    On August 11, 2000, LGP, LGO, Mr. Serota, GEI II and GEI III entered into an amendment to the employment agreement, pursuant to which: (1) the term of the employment agreement was extended for an additional three-year period until January 1, 2004 and for additional successive one-year periods thereafter, unless either LGO or Mr. Serota gives timely notice to the other that the employment term shall not be so extended; (2) the annual base salary payable to Mr. Serota thereunder for years 2001, 2002 and 2003 of the extended term thereof was established at $450,000, $475,000 and $500,000, respectively; (3) LGO agreed to pay, in arrears, to Mr. Serota an automobile allowance of $500 per month for each month from January 1, 1998 through December 31, 2000 and $800 per month for each month thereafter; (4) Mr. Serota's severance package was amended whereby LGO agreed to pay to Mr. Serota eighteen
(18) months of base salary at the then current annual base salary payable to Mr. Serota in the event that Mr. Serota's employment with LGO is terminated by LGO without cause or by Mr. Serota for good reason (including a change of control, as defined therein); (5) LGP issued and sold to Mr. Serota (a) 4,372 shares of LGP's common stock, par value $0.01 per share ("LGP Common Stock") and 184.42 shares of LGP's junior redeemable cumulative preferred stock, $0.01 par value per share ("LGP Junior Preferred Stock") for an aggregate purchase price of $250,000 and (b) 23,174 shares of LGP Common Stock for a purchase price of $15.00 per share, for an aggregate purchase price of $347,610; and (6) LGP provided Mr. Serota with (a) an unsecured full-recourse loan in the principal amount of $250,000 to pay the consideration for the shares of LGP Common Stock and 184.42 shares of LGP Junior Preferred Stock, (b) a secured non-recourse loan in the principal amount of $225,947 to pay a portion of the consideration for the 23,174 shares of LGP Common Stock and (c) a secured recourse loan in the amount of $121,663 to pay the remaining consideration for the 23,174 shares of LGP Common Stock. To secure repayment of the secured loans, LGP retained a security interest in the LGP Common Stock described in clause 5(b) above. Each of these loans accrues interest at a rate of 6.22% per annum, which accrues until such loan matures. LGP is required under the amendment to the employment agreement to forgive the unsecured loan, including all accrued interest, upon the consummation of a public offering of LGP Common Stock. The secured loans become due, including unpaid accrued interest, when Mr. Serota sells all or part of the LGP Common Stock purchased with the proceeds of such loans in an amount proportional to the number of shares of LGP Common Stock sold.

    Second Employment Agreement

    LGP, LGO and Kenneth Serota (and GEI I and GEI II for limited purposes therein) entered into an employment agreement, effective as of January 1, 2003, whereby Mr. Serota agreed to serve as President, Chief Executive Officer and Chairman of LGP, LGO and all of LGP's subsidiaries for a period ending on the third anniversary of the consummation of the initial public offering contemplated pursuant to the Registration Statement and for additional successive one-year periods thereafter, unless either LGO or Mr. Serota gives notice to the other 180 days prior to the end of the current employment term that such term shall not be so extended. For the term of the employment agreement, Mr. Serota shall also serve as a member of each of LGP's and LGP's subsidiaries' board of directors and executive or similar committees that have executive functions or responsibilities. Upon termination of the employment agreement for any reason, Mr. Serota will be entitled to all earned and unpaid compensation through the date of such termination, which does not include any portion of his bonus unless otherwise noted therein. The employment agreement also provides, subject to certain exceptions, that (a) upon a termination of Mr. Serota's employment during the term thereof by LGO without "cause" or by Mr. Serota for "good reason," including a "change of control," each as defined therein, LGO will pay Mr. Serota an amount equal to two years' base salary (or three years' base salary after a change of control) and a pro rata portion of his annual bonus, or (b) upon a termination due to the death or disability, as defined therein, of Mr. Serota, LGO will pay a pro rata portion of his annual bonus. Mr. Serota has no duty to mitigate any amounts owed resulting from the termination of his employment agreement.

    Mr. Serota will receive (1) an annual base salary of $500,000 for the period beginning on January 1, 2003 until the end of the term, subject to any increase in salary granted by LGO's board of directors, (2) a bonus, based on the attainment of realistic applicable performance standards agreeable to LGO and Mr. Serota, including standards based on revenue growth, EBITDA growth, completion of reasonably acceptable acquisitions and growth of acquired properties (such performance standards to be approved by the compensation committee or a subcommittee thereof) (3) those benefits generally available to LGO's employees, including life insurance, health insurance, deferred compensation and profit sharing, (4) payment for business-related organizational or association memberships, and (5) an automobile allowance of $800 per month.

         Additionally, upon consummation of the initial public offering, (1) all repurchase rights related to certain equity securities owned by Mr. Serota pursuant to Mr. Serota's previous employment agreement, dated as of November 21, 1997, as amended, will be terminated, and (2) Mr. Serota will receive (a) 200,000 shares of LGP Common Stock pursuant to an incentive award plan and a restricted stock agreement, and (b) a number of shares of LGP Common Stock equal to the result of (x) $1,000,000 divided by (y) the median of the range of the expected initial public offering price per share of the LGP Common Stock set forth in the Registration Statement immediately prior to the effective date of the initial public offering.

COMPENSATION PLANS

    Defined Contribution Plan

    Parent maintains a defined contribution plan conforming to IRS rules for 401(k) plans, for all of its employees satisfying minimum service requirements as set forth under the plan. The plan allows for a matching contribution at the discretion of Parent. Parent recorded approximately $271,000, $296,000, and $0 in expenses related to the plan in 2000, 2001 and 2002, respectively.

    Deferred Compensation Plans

    Parent maintains three non-qualified deferred compensation plans, as described below, for certain of its employees.

    Parent maintains the Liberty Group Publishing, Inc. Publishers' Deferred Compensation Plan, a non-qualified deferred compensation plan for the benefit of certain designated publishers of its newspapers. Under the publishers' plan, Parent credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula that is based upon the gross operating profits of each such publisher's newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the publishers' plan in the event that the publisher's employment with Parent is terminated for "cause" as defined in the publishers' plan. Amounts credited to a participating publisher's bookkeeping account are distributable upon termination of the publisher's employment with Parent and will be made in a lump sum or installments as elected by the publisher. Parent recorded $160,000, $146,000 and $169,000 of compensation expense related to the plan in 2000, 2001 and 2002, respectively.

    Parent maintains the Liberty Group Publishing, Inc. Executive Benefit
Plan, a non-qualified deferred compensation plan for the benefit of certain of its key employees. Under the executive benefit plan, Parent credits an amount, determined in its sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the executive benefit plan in the event that the key employee's employment with Parent is terminated for "cause" as defined in the executive benefit plan. Amounts credited to a participating key employee's bookkeeping account are distributable upon termination of the key employee's employment with Parent, and will be made in a lump sum or installments as elected by the key employee. Parent recorded $66,000, $61,000 and $61,000 of compensation expense related to the plan in 2000, 2001 and 2002, respectively.

    Parent maintains the Liberty Group Publishing, Inc. Executive Deferral
Plan, a non-qualified deferred compensation plan for the benefit of certain of its key employees. Under the executive deferral plan, eligible key employees may elect to defer a portion of their compensation for payment at a later date. Currently, the executive deferral plan allows a participating key employee to defer up to 100% of his or her annual compensation until termination of employment or such earlier period as elected by the participating key employee. Amounts deferred are credited to a bookkeeping account established by Parent for this purpose. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. Amounts deferred under the executive deferral plan are fully vested and nonforfeitable. The amounts in the bookkeeping account are payable to the key employee at the time and in the manner elected by the key employee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


    The following table provides summary information regarding the beneficial ownership of shares of Common Stock as of March 31, 2003. Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power.

                                                               NUMBER
                 NAME AND ADDRESS OF BENEFICIAL OWNERS       OF SHARES   % OWNED
        --------------------------------------------------   ---------   -------

        Liberty Group Publishing, Inc.....................       100       100%
        3000 Dundee Road, Suite 203
        Northbrook, IL 60062

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT AGREEMENTS

    The Company has an employment agreement with its Chief Executive Officer. See Item 11. "Executive Compensation-- Employment Agreements."

MANAGEMENT SERVICES AGREEMENT

    On April 18, 2000, LGO entered into a management services agreement with Leonard Green & Partners, L.P., an affiliate of each of GEI II and GEI III, which acts as the manager under the agreement. The management services agreement provides that the manager will provide management, consulting and financial planning services and transaction-related financial advisory and investment banking services to LGO. The manager receives an annual fee of approximately $1.5 million as compensation for its management, consulting and financial planning services, which is payable in equal monthly installments and is subordinated in right of payment to the Notes and the Amended Credit Facility. The manager also receives reasonable and customary fees for transaction-related services and is reimbursed for out-of-pocket expenses. The management services agreement terminates on January 27, 2010.

    The Company paid $1.3 million, $1.5 million and $1.5 million in management fees in 2000, 2001 and 2002, respectively, and $356,000, $375,000 and $350,000 in other fees in 2000, 2001 and 2002, respectively, to Leonard Green & Partners, L.P. The Company is obligated to pay other fees to Leonard Green & Partners, L.P. of $125,000 in 2003.


ITEM 14.   CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.  Consolidated Financial Statements.

         Independent Auditors' Report.

         Consolidated Balance Sheets as of December 31, 2001 and 2002.

         Consolidated Statements of Operations for the years ended December 31, 2000, 2001, and 2002.

         Consolidated Statements of Stockholder's Equity for the years ended December 31, 2000, 2001, and 2002.

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001, and 2002.

         Notes to Consolidated Financial Statements.

         2.  Financial Statement Schedules.

         All financial statement schedules have been omitted because they are not required, are not applicable or the information required has been presented in the aforementioned consolidated financial statements or notes thereto.

(b) Reports on Form 8-K.

    There were no reports on Form 8-K filed during the fourth quarter of the period covered by this report.

(c) The exhibits filed as a part of this report are listed in the following
Exhibit Index.

                                  EXHIBIT INDEX

    EXHIBIT
      NO.                                           ITEMS
    -------  ------------------------------------------------------------------------------------
     2.1     Asset Purchase Agreement dated as of November 21, 1997, among Liberty                    Incorporated by reference to
             Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),                  Exhibit 2.1 included on the
             Liberty Group Operating, Inc., Hollinger International Inc., APAC-90                     Company's Registration
             Inc., American Publishing, and APAC-95, Inc.                                             Statement on Form S-4
                                                                                                      (Registration No. 333-46957)
                                                                                                      (the "Company's S-4").

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

     3.1     Certificate of Incorporation of Liberty Group Operating, Inc.                            Incorporated by reference to
                                                                                                      Exhibit 2.11 included on the
                                                                                                      Company's S-4.

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

   *10.1     Employment Agreement dated as of November 27, 1997, between Liberty                      Incorporated by reference to
             Group Publishing, Inc. and Kenneth L. Serota.                                            Exhibit 10.1 included on the

    EXHIBIT
      NO.                                           ITEMS
    -------  ------------------------------------------------------------------------------------
                                                                                                      Company's S-4.

   *10.2     Amendment to Employment Agreement, dated as of August 11, 2000, between                  Incorporated by reference to
             Liberty Group Operating, Inc., Kenneth L. Serota, Liberty Group                          Exhibit 10.2 included on the
             Publishing, Inc., Green Equity Investors II, L.P. and Green Equity                       Company's Annual Report on
             Investors III, L.P.                                                                      Form 10-K for the year ending
                                                                                                      December 31, 2000 (the
                                                                                                      "Company's 2000 10-K").

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

   10.7      Second  Amendment to Credit  Agreement and Limited  Waiver and Consent                   Incorporated by reference to
             dated as of December 14, 2001 among  Liberty  Group  Operating,  Inc.,                   Exhibit 10.7 included on the
             Liberty Group  Publishing,  Inc. the lenders party thereto,  Citibank,                   Company's 2001 10-K.
             N.A. and Citicorp USA, Inc.

   10.15     Guarantor Pledge and Security Agreement dated as of January 27, 1998                     Incorporated by reference to
             among Liberty Group Publishing, Inc., Liberty Group Arizona Holdings, Inc.,              Exhibit 10.6 included on the
             Liberty Group Arkansas Holdings, Inc., Liberty Group California Holdings,                Company's S-4.
             Inc., Liberty Group Illinois Holdings, Inc., Liberty Group Iowa Holdings,
             Inc., Liberty Group Kansas Holdings, Inc., Liberty Group Michigan Holdings, Inc.
             Liberty Group Minnesota Holdings, Inc., Liberty Group Missouri Holdings, Inc.,
             Liberty Group New York Holdings, Inc., Liberty Group Pennsylvania Holdings, Inc.,
             Liberty Group Management Services, Inc. and Citicorp USA, Inc.

   10.16     Borrower Pledge and Security Agreement dated as of January 27, 1998                      Incorporated by reference to
             between Liberty Group Operating, Inc. and Citicorp USA, Inc.                             Exhibit 10.7 included on the
                                                                                                      Company's S-4.

   10.10     Guaranty, Indemnity and Subordination Agreement, dated as of January                     Incorporated by reference to
             27, 1998, entered into by Liberty Group Publishing, Inc., Liberty Group                  Exhibit 10.10 included on the
             Arizona Holdings, Inc., Liberty Group Arkansas Holdings, Inc., Liberty                   Company's 2001 10-K/A.
             Group California Holdings, Inc., Liberty Group Illinois Holdings, Inc.,
             Liberty Group Iowa Holdings, Inc., Liberty Group Kansas Holdings, Inc.,
             Liberty Group Michigan Holdings, Inc., Liberty Group Minnesota
             Holdings, Inc., Liberty Group Missouri Holdings, Inc., Liberty Group
             New York Holdings, Inc., Liberty Group Pennsylvania Holdings, Inc. and
             Liberty Group Management Services, Inc., for the benefit of the
             Beneficiaries (as defined therein).

  *10.11     Liberty Group Publishing, Inc.'s Publisher's Deferred Compensation Plan.                 Incorporated by reference to
                                                                                                      Exhibit 10.10 included on the
                                                                                                      Company's Annual Report on
                                                                                                      Form 10-K for the period
                                                                                                      ended December 31, 1998 (the
                                                                                                      "Company's 1998 10-K").

  *10.12     Liberty Group Publishing, Inc.'s Executive Benefit Plan.                                 Incorporated by reference to
                                                                                                      Exhibit 10.11 included on the
                                                                                                      Company's 1998 10-K.

  *10.13     Liberty Group Publishing, Inc.'s Executive Deferral Plan.                                Incorporated by reference to
                                                                                                      Exhibit 10.12 included on the

  EXHIBIT
    NO.                                             ITEMS
  -------    ------------------------------------------------------------------------------------
                                                                                                      Company's 1998 10-K.

  *10.14     Liberty Group Publishing, Inc.'s 1999 Stock Option Plan.                                 Incorporated by reference to
                                                                                                      Exhibit 10.15 included on the
                                                                                                      Company's 1999 10-K.
  *10.25     Amended and Restated Employment Agreement, dated as of February 11,                      Included herewith.
             2003, between Liberty Group Operating, Inc., Kenneth L. Serota, Liberty
             Group Publishing, Green Equity Investors II, L.P. and Green Equity
             Investors III, L.P.

    21       Subsidiaries of Liberty Group Operating, Inc.                                            Incorporated by reference to
                                                                                                      Exhibit 21 included on the
                                                                                                      Company's 2001 10-K.

   99.1      1350 Certifications                                                                      Included herewith.


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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 CONSOLIDATED FINANCIAL STATEMENTS

 Independent Auditors' Report...................................................................   29

 Consolidated Balance Sheets as of December 31, 2001 and 2002...................................   30

 Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002        31

 Consolidated Statements of Stockholder's Equity for the years ended December 31, 2000, 2001 and   32
 2002...........................................................................................

 Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002        33

 Notes to Consolidated Financial Statements.....................................................   34

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Liberty Group Operating, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty Group Operating, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Liberty Group Operating, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.


                                                       /s/ KPMG LLP

Chicago, Illinois
March 20, 2003

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                DECEMBER 31,
                                                                          ------------------------
                                                                             2001          2002
                                                                          ---------      ---------
                                                                                (IN THOUSANDS,
                                                                              EXCEPT SHARE DATA)
Assets
Current assets:
   Cash and cash equivalents ........................................     $   1,474      $   1,696
   Accounts receivable, net of allowance for
      doubtful accounts of $1,458 and $1,340 at December 31, 2001
      and 2002, respectively ........................................        21,398         20,133
   Inventory ........................................................         2,824          2,639
   Prepaid expenses .................................................         1,602          1,361
   Deferred income taxes ............................................         1,365          1,713
   Other current assets .............................................            25            326
                                                                          ---------      ---------
Total current assets ................................................        28,688         27,868
   Property, plant and equipment, net ...............................        52,536         48,654
   Goodwill .........................................................       196,061        185,447
   Intangible assets, net ...........................................       256,357        234,317
   Deferred financing costs, net ....................................         6,364          4,968
   Other assets .....................................................           336            395
                                                                          ---------      ---------
Total assets ........................................................     $ 540,342      $ 501,649
                                                                          =========      =========
Liabilities and stockholder's equity
Current liabilities:
   Current portion of Term Loan B ...................................     $   1,000      $     744
   Current portion of long-term liabilities .........................           981            509
   Accounts payable .................................................         2,243          2,036
   Accrued expenses .................................................        13,394         13,535
   Deferred revenue .................................................         9,217          8,591
                                                                          ---------      ---------
Total current liabilities ...........................................        26,835         25,415
Long-term liabilities:
   Borrowings under revolving credit facility .......................        42,950         21,845
   Term Loan B, less current portion ................................        97,500         71,756
   Long-term liabilities, less current portion ......................         1,518          1,139
   Senior subordinated notes ........................................       180,000        180,000
   Deferred income taxes ............................................        26,849         27,765
                                                                          ---------      ---------
Total liabilities ...................................................       375,652        327,920
Stockholder's equity:
   Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2001 and
      2002, respectively ............................................            --             --
   Additional paid-in capital .......................................       176,845        176,862
   Accumulated deficit ..............................................       (12,155)        (3,133)
                                                                          ---------      ---------
Total stockholder's equity ..........................................       164,690        173,729
                                                                          ---------      ---------
Total liabilities and stockholder's equity ..........................     $ 540,342      $ 501,649
                                                                          =========      =========

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            2000           2001           2002
                                                         ---------      ---------      ---------
                                                                      (IN THOUSANDS)
REVENUES:
   Advertising .....................................     $ 145,787      $ 147,977      $ 146,918
   Circulation .....................................        30,329         33,228         33,353
   Job printing and other ..........................        11,887         13,995         12,560
                                                         ---------      ---------      ---------
Total revenues .....................................       188,003        195,200        192,831
OPERATING COSTS AND EXPENSES:
   Operating costs .................................        90,541         98,607         90,390
   Selling, general and administrative .............        52,799         53,764         53,526
   Depreciation and amortization ...................        19,193         21,315         17,027
                                                         ---------      ---------      ---------
Income from continuing operations ..................        25,470         21,514         31,888
Interest expense ...................................        30,895         29,935         23,816
Amortization of deferred financing costs ...........         1,237          1,723          1,631
Impairment of other assets .........................            --             --            223
                                                         ---------      ---------      ---------
Income (loss) from continuing operations before
   income taxes and cumulative effect of change
   in accounting principle .........................        (6,662)       (10,144)         6,218
Income tax expense (benefit)........................           491            444           (927)
                                                         ---------      ---------      ---------
Income (loss) from continuing operations before
   cumulative effect of change in accounting
   principle........................................        (7,153)       (10,588)         7,145

Income from discontinued operations, net of tax ....         1,817          1,508          4,269
                                                         ---------      ---------      ---------
Income (loss) before cumulative effect of change
   in accounting principle .........................        (5,336)        (9,080)        11,414
Cumulative effect of change
   in accounting principle, net of tax .............            --             --         (1,449)
                                                         ---------      ---------      ---------
Net income (loss) ..................................     $  (5,336)     $  (9,080)     $   9,965
                                                         =========      =========      =========



          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S QEUITY


                                        COMMON       COMMON      ADDITIONAL
                                         STOCK       STOCK         PAID-IN        ACCUMULATED
                                        SHARES       AMOUNT        CAPITAL          DEFICIT            TOTAL
                                         -----        ----        ---------        ---------         ---------
Balances at 12/31/99 .................     100        $ --        $ 148,661        $   2,324         $ 150,985
   Net contributions of capital ......      --          --           28,075               --            28,075
   Net loss ..........................      --          --               --           (5,336)           (5,336)
                                         -----        ----        ---------        ---------         ---------
Balances at 12/31/00 .................     100          --          176,736           (3,012)          173,724
   Net contributions of capital ......      --          --              109               --               109
   Dividend paid to Company's
   Parent ............................      --          --               --              (63)              (63)
   Net loss ..........................      --          --               --           (9,080)           (9,080)
                                         -----        ----        ---------        ---------         ---------
Balances at 12/31/01 .................     100        $ --        $ 176,845        $ (12,155)        $ 164,690
                                         =====        ====        =========        =========         =========
   Net contributions of capital ......      --          --               17               --                17
   Dividend paid to Company's
   Parent ............................      --          --               --             (943)             (943)
   Net income ........................      --          --               --            9,965             9,965
                                         -----        ----        ---------        ---------         ---------
Balances at 12/31/02 .................     100        $ --        $ 176,862        $  (3,133)        $ 173,729
                                         =====        ====        =========        =========         =========


          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                              2000           2001           2002
                                                                           ---------      ---------      ---------
                                                                                        (IN THOUSANDS)
Cash flows from operating activities:
   Net income (loss) .................................................     $  (5,336)     $  (9,080)     $   9,965
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization .....................................        19,864         21,997         17,027
   Amortization of deferred financing costs ..........................         1,237          1,723          1,631
   Non-cash compensation .............................................           163            109             17
   Deferred taxes ....................................................            --             --         (1,234)
   Impairment of other assets ........................................            --             --            223
   Loss on sale of fixed assets ......................................            --             --            325
   Gain from sale of discontinued operations, net of tax .............            --             --         (4,269)
   Cumulative effect of change in accounting principle, net of tax ...            --             --          1,449
   Changes in assets and liabilities, net of acquisitions and dispositions:
      Accounts receivable, net .......................................           372          1,354            526
      Inventory ......................................................          (467)           218             49
      Prepaid expenses and other assets ..............................          (417)          (314)          (202)
      Accounts payable ...............................................           (38)          (242)          (117)
      Accrued expenses ...............................................           427         (2,932)           (84)
      Deferred revenue ...............................................           (72)            92           (139)
                                                                           ---------      ---------      ---------

Net cash provided by operating activities ............................        15,734         12,925         25,167
                                                                           ---------      ---------      ---------

Cash flows from investing activities:
   Purchases of property, plant and equipment ........................        (9,654)        (2,715)        (2,496)
   Proceeds from sale of publications and other assets ...............         2,103             --         26,703
   Acquisitions and investments, net of cash acquired ................       (84,541)          (615)          (255)
                                                                           ---------      ---------      ---------
Net cash provided by (used in) investing activities ..................       (92,092)        (3,330)        23,954
                                                                           ---------      ---------      ---------
Cash flows from financing activities:
   Net proceeds from (repayments on) Term Loan B .....................        98,505         (1,000)       (26,000)
   Net borrowings (repayments) under revolving credit facility .......        71,750         (7,065)       (21,105)
   Net contributions of capital from Parent ..........................        28,075             --             --
   Dividends to Parent ...............................................            --             --           (943)
   Repurchase of common stock ........................................            --            (63)            --
   Payments on long-term liabilities .................................          (945)        (1,029)          (851)
   Payment of debt on prior revolving credit facility ................      (121,850)            --             --
                                                                           ---------      ---------      ---------
   Net cash provided by (used in) financing activities ...............        75,535         (9,157)       (48,899)
                                                                           ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents .................          (824)           438            222
Cash and cash equivalents, at beginning of period ....................         1,860          1,036          1,474
                                                                           ---------      ---------      ---------
Cash and cash equivalents, at end of period ..........................     $   1,036      $   1,474      $   1,696
                                                                           =========      =========      =========
Supplemental cash flow disclosure:
   Cash interest paid ................................................     $  28,388      $  32,130      $  23,810
   Income taxes paid .................................................           532            505            480

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A)   Description of Business

    Liberty Group Operating, Inc. ("Operating Company," "LGO" or "Registrant") is a wholly-owned subsidiary of Liberty Group Publishing, Inc. ("Parent" or "LGP"). The Company (as defined below) is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company owns and operates 302 publications located in 17 states that reach approximately 2.37 million people on a weekly basis. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market. The Company has strategically clustered its publications in geographically diverse, non-metropolitan markets in the Midwest, Northeast and Western United States and in the Chicago suburban market, which limits its exposure to economic conditions in any single market or region. No single display advertiser accounted for greater than 1% of the Company's total revenues in 2000, 2001 and 2002.

    The Company's portfolio of publications is comprised of 66 paid daily newspapers and 126 paid non-daily newspapers. In addition, the Company publishes 110 free circulation and "total market coverage," or TMC, publications with limited or no news or editorial content that it distributes free of charge and that generally provide 100% penetration in their areas of distribution. The Company believes that its publications are generally the most cost-effective method for its advertisers to reach substantially all of the households in their markets. Unlike large metropolitan newspapers, the Company derives a majority of its revenues from local display advertising rather than classified and national advertising, which are generally more sensitive to economic conditions.

    (B)   Basis of Presentation

    LGP was formed on January 27, 1998 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International Inc. ("Hollinger"). LGO is a wholly-owned subsidiary of LGP. The consolidated financial statements include the accounts of Operating Company and its consolidated subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

    (D)   Inventory

    Inventory consists principally of newsprint, which is valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out
(FIFO) or moving-average method.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

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

    (F)   Goodwill and Intangible Assets

    Intangible assets consist of subscriber and advertiser relationships, mastheads, non-compete agreements with former owners of acquired newspapers, and the excess of acquisition costs over the estimated fair value of net assets acquired (goodwill). The fair value of intangible assets acquired is determined primarily through the use of independent appraisals.

    On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. The transition provisions of SFAS No. 142 require that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods adjusted accordingly. Prior to adoption of SFAS No. 142, advertiser and subscriber relationship intangible assets were amortized over estimated remaining useful lives of 40 and 33 years, respectively. The Company has concluded that, based upon current economic conditions and its current pricing strategies, the remaining useful lives for advertiser and subscriber relationship intangible assets are 30 and 20 years, respectively, and the amortization periods have been adjusted accordingly, with effect from January 1, 2002. Non-compete agreements are amortized over periods of up to 10 years depending on the specifics of the agreement.

    Prior to the adoption of SFAS No. 142, the Company amortized goodwill and mastheads over 40 years. Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill. The amortization of mastheads was also discontinued because it has been determined that the useful life of the mastheads is indefinite.

    The Company assesses impairment of goodwill and mastheads by using multiples of recent and projected revenues and EBITDA (earnings before interest, taxes, depreciation, and amortization) for individual properties to determine the fair value of the properties and deducts the fair value of assets other than goodwill and mastheads to arrive at the fair value of goodwill and mastheads. This amount is then compared to the carrying value of goodwill and mastheads to determine if any impairment has occurred. The multiples of revenue and EBITDA used to determine fair value are based on the Company's experience in acquiring and selling properties and multiples reflected in the purchase prices of recent sales transactions of newspaper properties similar to those it owns.

    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company assesses the recoverability of its long-lived assets, including property, plant and equipment and definite lived intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. Factors leading to impairment include significant under performance relative to expected historical or projected future operating losses, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, and significant negative industry or economic trends. The assessment of recoverability is based on management's estimate. If undiscounted future operating cash flows do not exceed the net book value of the long-lived assets, then a permanent impairment has occurred. The Company would record the difference between the net book value of the long-lived asset and the fair value of such asset as a charge against income in the consolidated statements of operations if such a difference arose.

    (G)   Revenue Recognition

    Circulation revenue, which is billed to customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. Advertising revenue is recognized upon publication of the advertisements. Revenue for job printing is recognized upon delivery.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

    (H)   Income Taxes

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (I)   Fair Value of Financial Instruments

    The Company has reviewed its cash equivalents, accounts receivable, accounts payable and accrued expenses and has determined that their carrying values approximate fair value due to the short maturity of these instruments. The Company's carrying values for its Term Loan B and its borrowings under the revolving credit facility approximate fair value due to the variable interest rates associated with these financial instruments. It is not practical to determine the fair value of the Notes, as defined below, as such securities are not actively traded.

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

(2)    ACQUISITIONS

    In 2000, the Company acquired 43 publications in 12 transactions for an aggregate cash purchase price of $84,541. The excess of purchase prices over the estimated fair value of tangible and identifiable intangible assets acquired (goodwill) was approximately $39,685.

    The Company has accounted for acquisitions using the purchase method of accounting. Accordingly, the cost of each acquisition has been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations where appropriate. The costs of certain intangible assets acquired are being amortized over periods ranging from 5 to 30 years. The results of operations are included in the consolidated financial statements since the dates of acquisition.

(3)    DISCONTINUED OPERATIONS

    The Company disposed of the assets of six related publications in one transaction on January 7, 2002 for cash proceeds of $26,519, resulting in a pre-tax gain of $6,997, or a gain of $4,269, net of the tax effect of $2,728 (the "Disposition"). As a result of the sale, the disposition of the assets has been accounted for as a discontinued operation, and, accordingly, amounts in the consolidated statements of operations for all periods presented have been reclassified to reflect the disposition as a discontinued operation. Income from discontinued operations for 2000 and 2001 were $1,817 and $1,508, respectively, and represented the operating results of the publications sold. Income from discontinued operations for 2002 consisted of the gain on sale of the publications.

(4)    ACCOUNTS RECEIVABLE

    Net accounts receivable consisted of the following:

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  2001          2002
                                                                --------      --------
    Accounts receivable ...................................     $ 22,856      $ 21,473
    Allowance for doubtful accounts .......................       (1,458)       (1,340)
                                                                --------      --------
                                                                $ 21,398      $ 20,133
                                                                ========      ========


    Activity in the allowance for doubtful accounts is summarized as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        2000         2001         2002
                                                      -------      -------      -------
    Beginning balance ...........................     $ 1,141      $ 1,523      $ 1,458
    Balance acquired from acquisitions ..........         187           --           --
    Balance relieved from dispositions ..........          --           --          (32)
    Bad debt expense ............................       1,584        1,249        1,119
    Write-offs ..................................      (1,389)      (1,314)      (1,205)
                                                      -------      -------      -------
    Ending balance ..............................     $ 1,523      $ 1,458      $ 1,340
                                                      =======      =======      =======


(5)    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following:

                                                                       DECEMBER 31,
                                                                 ----------------------
                                                                   2001          2002
                                                                 --------      --------
          Land ...............................................   $  8,125      $  7,864
          Buildings and improvements .........................     26,841        26,853
          Machinery and equipment ............................     28,965        29,965
          Furniture and fixtures .............................      3,199         3,043
                                                                 --------      --------
                                                                   67,130        67,725
          Less accumulated depreciation and amortization .....    (14,594)      (19,071)
                                                                 --------      --------
                                                                 $ 52,536      $ 48,654
                                                                 ========      ========

(6)    GOODWILL AND INTANGIBLE ASSETS

    Goodwill and intangible assets consisted of the following:

                                                                   AS OF DECEMBER 31, 2002
                                                       ---------------------------------------------
                                                       GROSS CARRYING   ACCUMULATED     NET CARRYING
                                                           AMOUNT       AMORTIZATION       AMOUNT
                                                       --------------   ------------    ------------
          Amortized intangible assets:
             Non-compete agreements ..............        $ 17,542        $ 16,179        $  1,363
             Advertiser relationships ............         195,039          22,438         172,601
             Subscriber relationships ............          51,451           7,650          43,801
                                                          --------        --------        --------
          Total ..................................        $264,032        $ 46,267        $217,765
                                                          ========        ========        ========
          Non-amortized intangible assets:
             Goodwill ............................        $185,447
             Mastheads ...........................          16,552
                                                          --------
          Total ..................................        $201,999
                                                          ========

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

             Amortization expense for the year ended
             December 31, 2002:......................................  $ 11,904
                                                                       ========
             Estimated amortization expense:
                For the year ending December 31, 2003................  $  9,011
                For the year ending December 31, 2004................     8,320
                For the year ending December 31, 2005................     8,320
                For the year ending December 31, 2006................     8,320
                For the year ending December 31, 2007................     8,320
                Thereafter...........................................   175,474

    The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

                       Balance as of January 1, 2002............  $ 196,061
                       Impairment losses........................     (2,231)
                       Goodwill related to publications sold....     (8,342)
                       Other....................................        (41)
                                                                  ---------
                       Balance as of December 31, 2002..........  $ 185,447
                                                                  =========

    After the Company's initial impairment test, it was determined that the fair values of five properties were less than the net book value of the Company's goodwill and mastheads for such properties as of January 1, 2002. In the first quarter of 2002, a pre-tax goodwill and masthead impairment loss of $2,375 was recognized. The loss, which was $1,449, net of tax, was reported in the Company's consolidated statement of operations as a cumulative effect of change in accounting principle. The fair values of the properties were determined based on multiples of revenues and EBITDA (earnings before interest, taxes, depreciation, and amortization) reflected in the purchase prices of recent sales transactions of newspaper properties similar to those owned by the Company.

    The Company's annual impairment test conducted as of December 31, 2002 indicated that no additional impairment would need to be recorded.

    The effect on the Company's net income (loss) as a result of the adoption of SFAS No. 142 is as follows:

                                                                                  2000          2001          2002
                                                                                --------      --------      --------
Reported net income (loss) ................................................     $ (5,336)     $ (9,080)     $  9,965
Add back: Goodwill amortization ...........................................        4,680         5,186            --
Add back: Masthead amortization ...........................................          394           474            --
Adjust: Advertiser relationships amortization (change in useful life) .....       (1,080)       (1,109)           --
Adjust: Subscriber relationships amortization (change in useful life) .....         (700)         (797)           --
                                                                                --------      --------      --------
Adjusted net income (loss).................................................     $ (2,042)     $ (5,326)     $  9,965
                                                                                ========      ========      ========

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

(7)    ACCRUED EXPENSES

    Accrued expenses consisted of the following:

                                                        DECEMBER 31,
                                                     ------------------
                                                       2001       2002
                                                     -------    -------
                     Accrued payroll.............    $ 1,823    $ 2,024
                     Accrued vacation............        594        592
                     Accrued bonus...............        853      1,692
                     Accrued interest............      7,949      7,391
                     Accrued other...............      2,175      1,836
                                                     -------    -------
                                                     $13,394    $13,535
                                                     =======    =======

(8)    LEASE COMMITMENTS

    The future minimum lease payments related to the Company's non-cancelable operating lease commitments as of December 31, 2002 are as follows:

          2003................................................  $   362
          2004................................................      214
          2005................................................       92
          2006................................................       43
          2007................................................        7
                                                                -------
                Total minimum lease payments..................  $   718
                                                                =======

    Rental expense under operating leases was $575, $752 and $815 for the years ended December 31, 2000 and 2001 and 2002, respectively.


(9)    SENIOR SUBORDINATED NOTES

    The acquisition of 166 newspapers from Hollinger in January 1998 was financed in part by: (i) $180,000 from the issuance and sale by the Operating Company of $180,000 aggregate principal amount of 9 3/8% Senior Subordinated Notes (the "Notes") due February 1, 2008 and (ii) $50,500 from the issuance and sale by LGP of $89,000 aggregate principal amount of 11 5/8% Senior Discount Debentures (the "Debentures") due February 1, 2009.

    The Notes are general unsecured obligations of the Operating Company, and are irrevocably and unconditionally jointly and severally guaranteed by each of the Operating Company's existing and future subsidiaries. The Notes are redeemable for cash at the option of the Operating Company anytime after February 1, 2003 at stipulated redemption amounts. In the event of a change in control (as defined in the Notes) of the Operating Company or the Company, the Company must offer to repurchase the Notes at 101% of their principal amount.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

(10) REVOLVING CREDIT FACILITY AND TERM LOAN B (COLLECTIVELY, THE "AMENDED CREDIT FACILITY")

    On April 18, 2000, the Operating Company entered into an agreement to amend and restate its $175,000 revolving credit facility. The amendment and restatement extended the maturity date of the revolving credit facility from January 2003 to March 2005, and included the issuance of a $100,000 Term Loan B. The Term Loan B matures in March 2007.

    On May 10, 2001, the Operating Company entered into an amendment to its Amended Credit Facility. The amendment decreased the aggregate commitment available under the revolving credit facility from $175,000 to $135,000 and amended the Cash Coverage Ratio and Senior Leverage Ratio as defined within the Amended Credit Facility.

    On October 23, 2002, the Operating Company repaid $25,000 principal amount of the Term Loan B with the proceeds from the Disposition. The proceeds of the Disposition were initially used to reduce the outstanding amount under the revolving credit facility and the Operating Company borrowed such amounts under the revolving credit facility in connection with the repayment of the Term Loan B.

    The Term Loan B and the revolving credit facility bear interest at the Operating Company's option equal to the Base Rate (as defined in the Amended Credit Facility) or the adjusted LIBO Rate for a eurodollar loan (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. There is an individual margin applicable to each of the Term Loan B and the revolving credit facility. The Operating Company pays a fee on the aggregate amount of outstanding letters of credit. The Operating Company also pays a fee on the unused portion of the revolving credit facility. No principal payments are due on the revolving credit facility until the maturity date. At December 31, 2002, the Operating Company had utilized $21,845 of the revolving credit facility and $72,500 was outstanding under the Term Loan B. The Term Loan B requires annual principal payments of $744 in
2003 and 2004, $26,862 in 2005, $35,320 in 2006 and $8,830 in 2007.  The average interest rate on borrowings under the Amended Credit Facility for 2002 was 5.7%.

    The Amended Credit Facility contains certain financial covenants and other limitations on LGP and the Operating Company, including restrictions on the ability of LGP and its subsidiaries, including the Operating Company, to make investments or other loans or to pay dividends or make other specified restricted payments. These provisions generally prohibit dividend payments, loans or advances by LGP or by the Operating Company to LGP without the consent of the lenders under the Amended Credit Facility.

(11)   LONG-TERM LIABILITIES

    Long-term liabilities principally represent amounts due under non-interest-bearing non-compete agreements through 2010 and deferred acquisition consideration to be paid in 2003.

    The aggregate amount of payments related to long-term liabilities at December 31, 2002 are as follows:

                          2003...............    $  509
                          2004...............       287
                          2005...............       282
                          2006...............       177
                          2007...............       177
                          Thereafter.........       216
                                                 ------
                                                 $1,648
                                                 ======

(12)   COMMON STOCK

    On the date of the Initial Acquisition, LGO issued 100 shares of common stock, par value $0.01 per share ("Common Stock"), to LGP. No shares of Common Stock have been issued since such time.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

(13)   INCOME TAXES

    Income tax expense (benefit) for the periods shown below consisted of:


                                             CURRENT     DEFERRED       TOTAL
                                             -------     --------      -------
          Year ended December 31, 2000:
             U.S. Federal ................   $    --      $    --      $    --
             State and local .............       491           --          491
                                             -------      -------      -------
                                             $   491      $    --      $   491
                                             =======      =======      =======
          Year ended December 31, 2001:
             U.S. Federal ................   $    --      $    --      $    --
             State and local .............       444           --          444
                                             -------      -------      -------
                                             $   444      $    --      $   444
                                             =======      =======      =======
          Year ended December 31, 2002:
             U.S. Federal ................   $    --      $  (929)     $  (929)
             State and local .............       275         (273)           2
                                             -------      -------      -------
                                             $   275      $(1,202)     $  (927)
                                             =======      =======      =======

    Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle as a result of the following:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------
                                                                                  2000          2001          2002
                                                                                --------      --------      --------
          Computed "expected" tax expense (benefit) .......................     $ (2,265)     $ (3,449)     $  2,114
          Increase in income taxes resulting from:
             Amortization of nondeductible goodwill .......................          394         1,687            --
             State and local income taxes .................................          324           293             1
             Nondeductible meals and entertainment ........................          110            95            26
             Discontinued operations ......................................          618           513            79
             Nondeductible expenses .......................................            4            --            --
          Change in Federal valuation allowance ...........................        1,306        (1,305)       (3,147)
                                                                                --------      --------      --------
                                                                                $    491      $  2,004      $   (927)
                                                                                ========      ========      ========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2002 are presented below:

                                                                                                          DECEMBER 31
                                                                                                     ----------------------
                                                                                                       2001          2002
                                                                                                     --------      --------
          Deferred tax assets:
             Accounts receivable, principally due to allowance for doubtful accounts ...........     $    583      $    536
             Accrued expenses ..................................................................          783         1,177
             Net operating losses ..............................................................       22,512        20,795
                                                                                                     --------      --------
          Gross deferred tax assets ............................................................       23,878        22,508
          Less: valuation allowance ............................................................       (8,561)       (4,948)
                                                                                                     --------      --------
             Net deferred tax assets ...........................................................       15,317        17,560
                                                                                                     --------      --------
          Deferred tax liabilities:
          Long-lived assets, principally due to differences in depreciation and amortization ...        3,389         3,951
          Intangible assets, principally due to differences in amortization ....................       37,412        39,661
                                                                                                     --------      --------
                                                                                                       40,801        43,612
             Net deferred tax liability ........................................................     $ 25,484      $ 26,052
                                                                                                     ========      ========

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

    The valuation allowance increased by $7,025 in 2001 and decreased by $3,613 in 2002. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the realizability of the Company's deferred tax assets, which are principally net operating loss carry-forwards, management considers the reversal of deferred tax liabilities which are scheduled to reverse during the carry-forward period and tax planning strategies.

    At December 31, 2002, the Company has net operating loss carry-forwards for Federal and state income tax purposes of $52,407, which are available to offset future taxable income, if any. These Federal and state net operating loss carry-forwards begin to expire in 2018 and 2003, respectively.

(14)   EMPLOYEE BENEFIT PLANS

    The Parent maintains certain benefit plans which include the Company's employees.

     Parent maintains a defined contribution plan conforming to IRS rules for 401(k) plans, for all of its employees satisfying minimum service requirements as set forth under the plan. The plan allows for a matching contribution at the discretion of Parent. Parent recorded $271, $296, and $0 in expenses related to the plan in 2000, 2001 and 2002, respectively.

    Parent maintains three non-qualified deferred compensation plans, as described below, for certain of its employees.

    Parent maintains the Liberty Group Publishing, Inc. Publishers' Deferred Compensation Plan ("Publishers Plan"), a non-qualified deferred compensation plan for the benefit of certain designated publishers of Parent's newspapers. Under the Publishers' Plan, Parent credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula which is based upon the gross operating profits of each such publisher's newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the Publishers' Plan in the event that the publisher's employment with the Company is terminated for "cause" as defined in the Publishers' Plan. Amounts credited to a participating publisher's bookkeeping account are distributable upon termination of the publisher's employment with Parent and will be made in a lump sum or installments as elected by the publisher. Parent recorded $160, $146 and $169 of compensation expense related to the plan in 2000, 2001 and 2002, respectively.

    Parent maintains the Liberty Group Publishing, Inc. Executive Benefit Plan ("Executive Benefit Plan"), a non-qualified deferred compensation plan for the benefit of certain key employees of Parent. Under the Executive Benefit Plan, Parent credits an amount, determined at Parent's sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the Executive Benefit Plan in the event that the key employee's employment with Parent is terminated for "cause" as defined in the Executive Benefit Plan. Amounts credited to a participating key employee's bookkeeping account are distributable upon termination of the key employee's employment with Parent, and will be made in a lump sum or installments as elected by the key employee. Parent recorded $66, $61 and $61 of compensation expense related to the plan in 2000, 2001 and 2002, respectively.

    Parent maintains the Liberty Group Publishing, Inc. Executive Deferral
Plan ("Executive Deferral Plan"), a non-qualified deferred compensation plan for the benefit of certain key employees of Parent. Under the Executive
Deferral Plan, eligible key employees may elect to defer a portion of their compensation for payment at a later date. Currently, the Executive Deferral Plan allows a participating key employee to defer up to 100% of his or her annual compensation until termination of employment or such

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES earlier period as elected by the participating key employee. Amounts deferred are credited to a bookkeeping account established by Parent for this purpose. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. Amounts deferred under the Executive Deferral Plan are fully vested and nonforfeitable. The amounts in the bookkeeping account are payable to the key employee at the time and in the manner elected by the key employee.

(15)   RELATED-PARTY TRANSACTIONS

    The Company paid $1,320, $1,480 and $1,480 in management fees in 2000, 2001 and 2002, respectively, and $356, $375 and $350 in other fees in 2000, 2001 and 2002, respectively, to Leonard Green & Partners, L.P. The Company is obligated to pay other fees to Leonard Green & Partners, L.P. of $125 in 2003.

(16)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, unless the items meet the definition of extraordinary under APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are applicable to fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial statements.

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements for interim and annual periods ending after December 15, 2002.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

(17)   SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table sets forth selected quarterly financial information for the years ended December 31, 2001 and 2002. The operating results for any given quarter are not necessarily indicative of results for any future period.

                                                                              2001 QUARTERS ENDED
                                                               --------------------------------------------------
                                                                DEC. 31      SEPT. 30       JUNE 30       MAR. 31
                                                               --------      --------      --------      --------
REVENUES:
         Advertising .....................................     $ 37,543      $ 36,954      $ 38,839      $ 34,641
         Circulation .....................................        8,401         8,493         8,158         8,176
         Job printing and other ..........................        3,246         3,340         3,787         3,622
                                                               --------      --------      --------      --------
Total revenues ...........................................       49,190        48,787        50,784        46,439
OPERATING COSTS AND EXPENSES:
         Operating costs .................................       24,179        24,247        25,405        24,776
         Selling, general and administrative .............       13,493        13,531        13,306        13,434
         Depreciation and amortization ...................        5,206         5,622         5,256         5,231
                                                               --------      --------      --------      --------
Income from operations ...................................        6,312         5,387         6,817         2,998
Interest expense .........................................        6,839         7,361         7,771         7,964
Amortization of deferred financing costs .................          709           338           357           319
Loss from continuing operations before
         income taxes ....................................       (1,236)       (2,312)       (1,311)       (5,285)
Income tax expense (benefit) ..............................          145           (50)          268            81
                                                               --------      --------      --------      --------
Loss from continuing operations ..........................       (1,381)       (2,262)       (1,579)       (5,366)
Income from discontinued operations, net of tax ..........          351           408           438           311
                                                               --------      --------      --------      --------
Net loss .................................................       (1,030)       (1,854)       (1,141)       (5,055)
                                                               ========      ========      ========      ========

                                                                              2002 QUARTERS ENDED
                                                               --------------------------------------------------
                                                                DEC. 31      SEPT. 30       JUNE 30       MAR. 31
                                                               --------      --------      --------      --------
REVENUES:
         Advertising .....................................     $ 37,604      $ 36,787      $ 38,686      $ 33,841
         Circulation .....................................        8,368         8,447         8,357         8,181
         Job printing and other ..........................        3,201         3,242         3,114         3,003
                                                               --------      --------      --------      --------
Total revenues ...........................................       49,173        48,476        50,157        45,025
OPERATING COSTS AND EXPENSES:
         Operating costs .................................       23,184        22,798        22,716        21,692
         Selling, general and administrative .............       13,380        13,831        13,646        12,669
         Depreciation and amortization ...................        4,297         4,265         4,283         4,182
                                                               --------      --------      --------      --------
Income from operations ...................................        8,312         7,582         9,512         6,482
Interest expense .........................................        5,740         5,903         6,000         6,173
Amortization of deferred financing costs .................          666           322           316           327
Impairment of other assets ...............................           --           223            --            --
                                                               --------      --------      --------      --------
Income (loss) from continuing operations before
         income taxes and cumulative effect of change
         accounting principle ............................        1,906         1,134         3,196           (18)
Income tax expense (benefit) .............................         (711)         (284)          (85)          133
                                                               --------      --------      --------      --------

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

Income (loss) from continuing operations before
         cumulative effect of change in
         accounting principle ............................        2,617         1,398         3,281          (151)
Income (loss) from discontinued operations,
         net of tax ......................................          (73)           --            --         4,342
                                                               --------      --------      --------      --------
Income before cumulative effect of change
         in accounting principle .........................        2,544         1,398         3,281         4,191
Cumulative effect of change
         in accounting principle, net of tax .............           --            --            --        (1,449)
                                                               --------      --------      --------      --------
Net income ...............................................        2,544         1,398         3,281         2,742
                                                               ========      ========      ========      ========

     The Company has restated its 2002 interim period consolidated financial information to reflect a revision to its depreciation and amortization expense that resulted from a mathematical error. Previously, the Company had reported depreciation and amortization expense of $4,386, $4,487, and $4,469 for the three months ended March 31, June 30, and September 30, 2002, respectively. These amounts should have been $4,182, $4,283, and $4,265, respectively, as indicated in the table above.

     The Company previously reported income tax benefit of $408 and $495 for the three months ended June 30 and September 30, 2002, respectively. In connection with the change in depreciation and amortization expense discussed above, the Company's income tax benefit for the three months ended June 30 and September 30, 2002 has been revised to $85 and $264, respectively, as indicated in the table above. There was no change to income tax expense for the three months ended March 31, 2002 as a result of the revision to depreciation and amortization expense.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2003                 LIBERTY GROUP OPERATING, INC. (Registrant)

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

Dated: March 31, 2003                 /s/ KENNETH L. SEROTA
                                      ------------------------------------------
                                      Kenneth L. Serota,
                                      President, Chief Executive Officer and
                                      Chairman of the Board of Directors
                                      (principal executive officer)

Dated: March 31, 2003                 /s/ DANIEL D. LEWIS
                                      ------------------------------------------
                                      Daniel D. Lewis,
                                      Chief Financial Officer
                                      (principal financial and accounting
                                      officer)

                                  CERTIFICATION

I, Kenneth L. Serota, certify that:

1. I have reviewed this annual report on Form 10-K of Liberty Group Operating, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures;

5. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective; and

6. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Dated: March 31, 2003

                                      /s/ KENNETH L. SEROTA
                                      ------------------------------------------
                                      Name:  Kenneth L. Serota
                                      Title: President, Chief Executive Officer
                                             and Chairman of the Board of
                                             Directors

                                  CERTIFICATION

I, Daniel D. Lewis, certify that:

1. I have reviewed this annual report on Form 10-K of Liberty Group Operating, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures;

5. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective; and

6. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Dated: March 31, 2003

                                      /s/ DANIEL D. LEWIS
                                      ------------------------------------------
                                      Name:  Daniel D. Lewis
                                      Title: Chief Financial Officer

                                INDEX TO EXHIBITS

  EXHIBIT
    NO.                                        ITEMS
-----------  ------------------------------------------------------------------------------------
     2.1     Asset Purchase Agreement dated as of November 21, 1997, among Liberty                    Incorporated by reference to
             Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),                  Exhibit 2.1 included on the
             Liberty Group Operating, Inc., Hollinger International Inc., APAC-90                     Company's Registration
             Inc., American Publishing, and APAC-95, Inc.                                             Statement on Form S-4
                                                                                                      (Registration No. 333-46957)
                                                                                                      (the "Company's S-4").
     2.2     Asset Purchase Agreement dated as of November 21, 1997, among Liberty                    Incorporated by reference to
             Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),                  Exhibit 2.2 included on the
             Liberty Group Operating, Inc., Hollinger International Inc., American                    Company's S-4.
             Publishing Company of Illinois, APAC-90 Inc., and APAC-95, Inc.
     2.3     Exchange Agreement dated as of November 21, 1997, between American                       Incorporated by reference to
             Publishing Company of Illinois and Chicago Deferred Exchange                             Exhibit 2.3 included on the
             Corporation.                                                                             Company's S-4.
     2.4     Qualified Exchange Trust Agreement, dated as of November 21, 1997 among                  Incorporated by reference to
             the Chicago Trust Company, as Trustee under Trust No. 38347501, Chicago                  Exhibit 2.4 included on the
             Deferred Exchange Corporation, and American Publishing Company of                        Company's S-4.
             Illinois.
     2.5     Amendment to Asset Purchase Agreement dated as of January 14, 1998,                      Incorporated by reference to
             among Liberty Group Publishing, Inc., Green Equity Investors II, L.P.                    Exhibit 2.5 included on the
             (as guarantor), Liberty Group Operating, Inc., Hollinger International                   Company's S-4.
             Inc., APAL-90 Inc., American Publishing (1991) Inc. and APAC-95 Inc.
     2.6     Amendment to Asset Purchase Agreement, dated as of January 14, 1998,                     Incorporated by reference to
             among Liberty Group Publishing, Inc., Green Equity Investors II, L.P.                    Exhibit 2.6 included on the
             (as guarantor), Liberty Group Operating, Inc., Hollinger International                   Company's S-4.
             Inc., American Publishing Company of Illinois, APAC-90 Inc., American
             Publishing (1991) Inc. and APAC-95 Inc.
     2.7     Amendment to Exchange Agreement, dated as of January 14, 1998, between                   Incorporated by reference to
             American Publishing Company of Illinois and Chicago Deferred Exchange                    Exhibit 2.7 included on the
             Corporation.                                                                             Company's S-4.
     2.8     Amendment to Qualified Exchange Trust Agreement, dated as of January                     Incorporated by reference to
             14, 1998, among The Chicago Trust Company, as Trustee under No.                          Exhibit 2.8 included on the
             38347501, Chicago.                                                                       Company's S-4.
     2.9     Agreement dated as of January 15, 1998, among Liberty Group Publishing,                  Incorporated by reference to
             Inc., Green Equity Investors II, L.P. (as guarantor), Liberty Group                      Exhibit 2.9 included on the
             Operating, Inc., Hollinger International, Inc., American Publishing                      Company's S-4.
             Company of Illinois, APAC-90 Inc., American Publishing (1991) Inc., and
             APAC-95 Inc.
    2.10     Agreement dated as of January 23, 1998, among American Publishing                        Incorporated by reference to
             Company of Illinois, Chicago Deferred Exchange Corporation and The                       Exhibit 2.10 included on the
             Chicago Trust Company.                                                                   Company's S-4.
    2.11     Agreement dated as of January 26, 1998, among Liberty Group Publishing,                  Incorporated by reference to
             Inc., Green Equity Investors II, L.P. (as guarantor), Liberty Group                      Exhibit 2.11 included on the
             Operating, Inc. Hollinger International, Inc., American Publishing                       Company's S-4.
             Company of Illinois, APAC-90 Inc., American Publishing (1991) Inc., and
             APAC-95 Inc.
     3.1     Certificate of Incorporation of Liberty Group Operating, Inc.                            Incorporated by reference to
                                                                                                      Exhibit 2.11 included on the
                                                                                                      Company's S-4.
     3.2     By-laws of Liberty Group Operating, Inc.                                                 Incorporated by reference to
                                                                                                      Exhibit 3.2 included on the
                                                                                                      Company's S-4.
     4.1     Indenture dated as of January 27, 1998 among Liberty Group Operating,                    Incorporated by reference to
             Inc. and State Street Bank and Trust Company, as Trustee, including                      Exhibit 4.1 included on the
             form of 9 3/8% Senior Subordinated Notes due 2008.                                       Company's S-4.

  EXHIBIT
    NO.                                        ITEMS
-----------  ------------------------------------------------------------------------------------
   *10.1     Employment Agreement dated as of November 27, 1997, between Liberty                      Incorporated by reference to
             Group Publishing, Inc. and Kenneth L. Serota.                                            Exhibit 10.1 included on the
                                                                                                      Company's S-4.
   *10.2     Amendment to Employment Agreement, dated as of August 11, 2000, between                  Incorporated by reference to
             Liberty Group Operating, Inc., Kenneth L. Serota, Liberty Group                          Exhibit 10.2 included on the
             Publishing, Inc., Green Equity Investors II, L.P. and Green Equity                       Company's Annual Report on
             Investors III, L.P.                                                                      Form 10-K for the year ending
                                                                                                      December 31, 2000 (the
                                                                                                      "Company's 2000 10-K").
   10.3      Non-Competition Agreement dated as of January 27, 1998 between Liberty                   Incorporated by reference to
             Group Operating, Inc. and Hollinger International, Inc.                                  Exhibit 10.3 included on the
                                                                                                      Company's S-4.
   10.4      Management Services Agreement, dated as of April 18, 2000, between                       Incorporated by reference to
             Liberty Group Operating, Inc. and Leonard Green & Partners, L.P.                         Exhibit 10.13 included on the
                                                                                                      Company's 2000 10-K.
   10.5      Amended and Restated Credit Agreement dated as of April 18, 2000, among                  Incorporated by reference to
             Liberty Group Operating, Inc., Liberty Group Publishing, Inc., the lenders               Exhibit 10.14 included on the
             party thereto, Citicorp USA, Inc., Citibank N.A., DB Banc Alex Brown LLC,                Company's 2000 10-K.
             Wells Fargo Bank, N.A., and Bank of America, N.A.
   10.6      First Amendment to Credit Agreement dated as of May 10, 2001,                            Incorporated by reference to
             among Liberty Group Operating, Inc., Liberty Group Publishing, Inc.,                     Exhibit 99 included on the
             the lenders party thereto, Citibank, N.A. and Citicorp USA, Inc.                         Company's March 31, 2001 10-Q.
   10.7      Second  Amendment to Credit  Agreement and Limited  Waiver and Consent                   Incorporated by reference to
             dated as of December 14, 2001 among  Liberty  Group  Operating,  Inc.,                   Exhibit 10.7 included on the
             Liberty Group  Publishing,  Inc. the lenders party thereto,  Citibank,                   Company's 2001 10-K.
             N.A. and Citicorp USA, Inc.
   10.15     Guarantor Pledge and Security Agreement dated as of January 27, 1998                     Incorporated by reference to
             among Liberty Group Publishing, Inc., Liberty Group Arizona Holdings, Inc.,              Exhibit 10.6 included on the
             Liberty Group Arkansas Holdings, Inc., Liberty Group California Holdings,                Company's S-4.
             Inc., Liberty Group Illinois Holdings, Inc., Liberty Group Iowa Holdings,
             Inc., Liberty Group Kansas Holdings, Inc., Liberty Group Michigan Holdings, Inc.
             Liberty Group Minnesota Holdings, Inc., Liberty Group Missouri Holdings, Inc.,
             Liberty Group New York Holdings, Inc., Liberty Group Pennsylvania Holdings, Inc.,
             Liberty Group Management Services, Inc. and Citicorp USA, Inc.
   10.16     Borrower Pledge and Security Agreement dated as of January 27, 1998                      Incorporated by reference to
             between Liberty Group Operating, Inc. and Citicorp USA, Inc.                             Exhibit 10.7 included on the
                                                                                                      Company's S-4.
   10.10     Guaranty, Indemnity and Subordination Agreement, dated as of January                     Incorporated by reference to
             27, 1998, entered into by Liberty Group Publishing, Inc., Liberty Group                  Exhibit 10.10 included on the
             Arizona Holdings, Inc., Liberty Group Arkansas Holdings, Inc., Liberty                   Company's 2001 10-K/A.
             Group California Holdings, Inc., Liberty Group Illinois Holdings, Inc.,
             Liberty Group Iowa Holdings, Inc., Liberty Group Kansas Holdings, Inc.,
             Liberty Group Michigan Holdings, Inc., Liberty Group Minnesota
             Holdings, Inc., Liberty Group Missouri Holdings, Inc., Liberty Group
             New York Holdings, Inc., Liberty Group Pennsylvania Holdings, Inc. and
             Liberty Group Management Services, Inc., for the benefit of the
             Beneficiaries (as defined therein).
  *10.11     Liberty Group Publishing, Inc.'s Publisher's Deferred Compensation Plan.                 Incorporated by reference to
                                                                                                      Exhibit 10.10 included on the
                                                                                                      Company's Annual Report on
                                                                                                      Form 10-K for the period ended
                                                                                                      December 31, 1998 (the
                                                                                                      "Company's 1998 10-K").
  *10.12     Liberty Group Publishing, Inc.'s Executive Benefit Plan.                                 Incorporated by reference to
                                                                                                      Exhibit 10.11 included on the
                                                                                                      Company's 1998 10-K.

  EXHIBIT
    NO.                                        ITEMS
-----------  ------------------------------------------------------------------------------------
  *10.13     Liberty Group Publishing, Inc.'s Executive Deferral Plan.                                Incorporated by reference to
                                                                                                      Exhibit 10.12 included on the
                                                                                                      Company's 1998 10-K.
  *10.14     Liberty Group Publishing, Inc.'s 1999 Stock Option Plan.                                 Incorporated by reference to
                                                                                                      Exhibit 10.15 included on the
                                                                                                      Company's 1999 10-K.
  *10.25     Amended and Restated Employment Agreement, dated as of February 11,                      Included herewith.
             2003, between Liberty Group Operating, Inc., Kenneth L. Serota, Liberty
             Group Publishing, Green Equity Investors II, L.P. and Green Equity
             Investors III, L.P.
    21       Subsidiaries of Liberty Group Operating, Inc.                                            Incorporated by reference to
                                                                                                      Exhibit 21 included on the
                                                                                                      Company's 2001 10-K.

   99.1      1350 Certifications                                                                      Included herewith.

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