Form 10-Q
period 2003-09-30
LIBERTY GROUP OPERATING INC
filed 2003-11-14
CIK 1056465

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

    The number of shares outstanding of the Company's common stock, par value $0.01 per share, as of November 14, 2003: 100 shares.

================================================================================

                                TABLE OF CONTENTS

                                                                                                    PAGE
PART I - FINANCIAL INFORMATION
Item 1     Consolidated Financial Statements
           Consolidated Balance Sheets at September 30, 2003 (Unaudited) and December 31, 2002......  3
           Consolidated Statements of Operations for the Three Months and Nine Months Ended
             September 30, 2003 and September 30, 2002 (Unaudited)..................................  4
           Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 2003 and September 30, 2002 (Unaudited)..................................  5
           Notes to Unaudited Interim Consolidated Financial Statements.............................  6
Item 2     Management's Discussion and Analysis of Financial Condition and Results of
             Operations.............................................................................  7
Item 3     Quantitative and Qualitative Disclosures about Market Risk............................... 13
Item 4     Controls and Procedures.................................................................. 13
PART II - OTHER INFORMATION
Item 1     Legal Proceedings........................................................................ 13
Item 2     Changes in Securities and Use of Proceeds................................................ 13
Item 3     Defaults Upon Senior Securities.......................................................... 13
Item 4     Submission of Matters to a Vote of Security Holders...................................... 13
Item 5     Other Information........................................................................ 14
Item 6     Exhibits and Reports on Form 8-K......................................................... 14
Signatures.......................................................................................... 14

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                                    2003           2002
                                                                                                -------------   -----------
                                                                                                 (UNAUDITED)
                                                                                                     (IN THOUSANDS, EXCEPT
                                                                                                          SHARE DATA)
                                                      ASSETS
    Current assets:
       Cash and cash equivalents................................................................  $    4,300       $    1,696
       Accounts receivable, net of allowance for doubtful accounts of $1,217 and $1,340 at
         September 30, 2003 and December 31, 2002, respectively.................................      19,670           20,133
       Inventory................................................................................       2,371            2,639
       Prepaid expenses.........................................................................       1,987            1,361
       Deferred income taxes....................................................................       1,713            1,713
       Other current assets.....................................................................         269              326
                                                                                                  ----------       ----------
    Total current assets........................................................................      30,310           27,868
       Property, plant and equipment, net.......................................................      45,323           48,654
       Goodwill.................................................................................     185,466          185,447
       Intangible assets, net...................................................................     227,386          234,317
       Deferred financing costs, net............................................................       3,884            4,968
       Other assets.............................................................................         429              395
                                                                                                  ----------       ----------
    Total assets................................................................................  $  492,798       $  501,649
                                                                                                  ==========       ==========
                                         LIABILITIES AND STOCKHOLDER'S EQUITY
    Current liabilities:
       Current portion of Term Loan B...........................................................  $      744       $      744
       Current portion of long-term liabilities.................................................         414              509
       Accounts payable.........................................................................       2,193            2,036
       Accrued expenses.........................................................................       9,135           13,535
       Deferred revenue.........................................................................       8,502            8,591
                                                                                                  ----------       ----------
    Total current liabilities...................................................................      20,988           25,415
    Long-term liabilities:
       Borrowings under revolving credit facility...............................................      14,938           21,845
       Term Loan B, less current portion........................................................      71,012           71,756
       Long-term liabilities, less current portion..............................................         888            1,139
       Senior subordinated notes................................................................     180,000          180,000
       Deferred income taxes....................................................................      29,643           27,765
                                                                                                  ----------       ----------
    Total liabilities...........................................................................     317,469          327,920
     Stockholder's equity:
       Common Stock, $0.01 par value, 1,000 shares authorized, 100 shares issued
           and outstanding at September 30, 2003 and December 31, 2002..........................          --               --
       Additional paid-in capital...............................................................     176,875          176,862
       Accumulated deficit......................................................................      (1,546)          (3,133)
                                                                                                  ----------       ----------
       Total stockholder's equity...............................................................     175,329          173,729
                                                                                                  ----------       ----------
    Total liabilities and stockholder's equity..................................................  $  492,798       $  501,649
                                                                                                  ==========       ==========

See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                                         -------------------------        -------------------------
                                                                            2003           2002             2003            2002
                                                                         ---------       ---------        ---------       ---------
REVENUES:
   Advertising ...................................................       $  35,996       $  36,787        $ 106,737       $ 109,314
   Circulation ...................................................           8,219           8,447           24,533          24,985
   Job printing and other ........................................           2,953           3,242            8,979           9,359
                                                                         ---------       ---------        ---------       ---------
      Total revenues .............................................          47,168          48,476          140,249         143,658
OPERATING COSTS AND EXPENSES:
   Operating costs ...............................................          22,481          22,798           66,656          67,206
   Selling, general and administrative ...........................          13,892          13,498           39,869          39,813
   Depreciation and amortization .................................           3,485           4,265           10,648          12,730
   Loss on sale of assets ........................................             136             333              156             333
                                                                         ---------       ---------        ---------       ---------
Income from continuing operations ................................           7,174           7,582           22,920          23,576
Interest expense - debt ..........................................           5,449           5,903           16,545          18,076
Interest expense - amortization of deferred financing costs ......             306             322              883             965
Impairment of other assets .......................................              --             223               --             223
Write-off of deferred financing costs ............................              --              --              161              --
                                                                         ---------       ---------        ---------       ---------
Income from continuing  operations  before income taxes
  and cumulative  effect of change in accounting principle .......           1,419           1,134            5,331           4,312
Income tax  expense (benefit) ....................................             600            (264)           2,256            (216)
                                                                         ---------       ---------        ---------       ---------
Income from  continuing  operations  before  cumulative
  effect of change  in accounting principle ......................             819           1,398            3,075           4,528
Income from discontinued operations, net of tax ..................              --              --               --           4,342
                                                                         ---------       ---------        ---------       ---------
Income before cumulative effect of change
   in accounting principle .......................................             819           1,398            3,075           8,870
Cumulative effect of change
   in accounting principle, net of tax ...........................              --              --               --          (1,449)
                                                                         ---------       ---------        ---------       ---------
Net income .......................................................       $     819       $   1,398        $   3,075       $   7,421
                                                                         =========       =========        =========       =========


See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                             -------------------------
                                                                               2003             2002
                                                                             --------         --------
                                                                                    (UNAUDITED)
                                                                                   (IN THOUSANDS)
Cash flows from operating activities:
      Net income ....................................................        $  3,075         $  7,421
Adjustments to reconcile net income to net cash provided by
      operating activities:
      Depreciation and amortization .................................          10,648           12,730
      Amortization of deferred financing costs ......................             883              965
      Non-cash compensation .........................................              13               80
      Deferred taxes ................................................           1,878             (577)
      Write-off of deferred financing costs .........................             161               --
      Loss on sale of assets ........................................             156              333
      Impairment of other assets ....................................              --              223
      Gain from sale of discontinued operations, net of tax .........              --           (4,342)
      Cumulative effect of change in accounting principle, net of tax              --            1,449
    Changes in assets and liabilities, net of dispositions:
      Accounts receivable, net ......................................             463              713
      Inventory .....................................................             268              316
      Prepaid expenses and other assets .............................            (603)            (756)
      Accounts payable ..............................................             157             (218)
      Accrued expenses ..............................................          (4,360)          (2,668)
      Deferred revenue ..............................................             (89)            (139)
                                                                             --------         --------
Net cash provided by operating activities ...........................          12,650           15,530
                                                                             --------         --------
Cash flow from investing activities:
      Purchases of property, plant and equipment ....................          (1,566)          (1,673)
      Proceeds from sale of publications and fixed assets ...........           1,050           27,021
      Purchase of publication .......................................             (45)              --
                                                                             --------         --------

Net cash provided by (used in) investing activities .................            (561)          25,348
                                                                             --------         --------
Cash flows from financing activities:
      Net repayments under amended credit facility ..................          (7,651)         (36,950)
      Dividends to Parent ...........................................          (1,488)            (243)
      Payments on long-term liabilities .............................            (346)            (426)
                                                                             --------         --------
Net cash used in financing activities ...............................          (9,485)         (37,619)
                                                                             --------         --------
Net increase in cash and cash equivalents ...........................           2,604            3,259
Cash and cash equivalents, at beginning of period ...................           1,696            1,474
                                                                             --------         --------
Cash and cash equivalents, at end of period .........................        $  4,300         $  4,733
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

                          LIBERTY GROUP OPERATING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(1) THE COMPANY AND BASIS OF PRESENTATION

    Liberty Group Operating, Inc. ("LGO", "Operating Company" or "Registrant") and its subsidiaries are a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company (as defined below) owns and operates 302 publications located in 17 states that reach approximately 2.37 million people on a weekly basis. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market. The Company has strategically clustered its publications in geographically diverse, non-metropolitan markets in the Midwest, Northeast and Western United States and in the Chicago suburban market, which limits its exposure to economic conditions in any single market or region. No single display advertiser accounted for greater than 1% of the Company's total revenues during the three and nine months ended September 30, 2003 and 2002.

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

    The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim periods presented. The accompanying interim consolidated financial statements as of September 30, 2003 and for the three months and nine months ended September 30, 2003 and September 30, 2002 should be read in conjunction with the audited consolidated financial statements of the Company included in LGO's Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission. The Company's results for the interim periods are not necessarily indicative of the results to be expected for the full year.

(2) RECLASSIFICATIONS

    Certain amounts in the prior year's unaudited interim consolidated financial statements have been reclassified to conform to the 2003 presentation, which include the transfer of inserting expense and certain postage and delivery costs from selling, general and administrative to operating costs.

    The Company has restated its 2002 interim period consolidated financial information to reflect a revision to its depreciation and amortization expense that resulted from a mathematical error. Previously, the Company had reported depreciation and amortization expense of $4,469 and $13,342, respectively, for the three and nine months ended September 30, 2002. These amounts should have been $4,265 and $12,730, respectively, for the three and nine months ended September 30, 2002.

    The Company previously reported income tax benefit of $495 and $770, respectively, for the three and nine months ended September 30, 2002. In connection with the change in depreciation and amortization expense discussed above, the Company's income tax benefit for the three and nine months ended September 30, 2002 has been revised to $264 and $216, respectively.

(3) DISCONTINUED OPERATIONS

    The Company disposed of the assets of six related publications (acquired in 1999) in one transaction on January 7, 2002 for $26,510 (the "Disposition"). The net book value of the assets was $19,393, resulting in a pre-tax gain of $7,117, or a gain of $4,342, net of the tax effect of $2,775. As a result of the sale, the disposition of the property has been accounted for as a discontinued operation. Discontinued operations for the nine months ended September 30, 2002 consisted solely of the gain on sale of these publications.

(4) SENIOR DISCOUNT DEBENTURES TO AFFILIATES

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

    RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

    Total Revenues. Total revenues for the quarter ended September 30, 2003 decreased by $1.3 million, or 2.7%, to $47.2 million from $48.5 million for the quarter ended September 30, 2002. The decrease in total revenues was comprised of a $0.8 million, or 2.2%, decrease in advertising revenues, a $0.2 million, or 2.7%, decrease in circulation revenue, and a $0.3 million, or 8.9%, decrease in job printing and other revenue. In the Company's community newspaper markets, advertising revenues decreased by $0.5 million, primarily due to lower local display and classified advertising; which were partially offset by increases in preprint and national advertising. Outside of the community newspaper markets, the Company's advertising revenues declined by $0.3 million, primarily due to lower classified and display revenue in the Chicago suburban market of $0.2 million and a reduction in non-newspaper related revenues of $0.1 million. The decrease in circulation revenue resulted primarily from a reduction in subscriber levels in certain community markets. The decrease in job printing and other revenue was primarily due to lower commercial volume in the Chicago suburban market. Total revenues for the nine months ended September 30, 2003 decreased by $3.5 million, or 2.4%, to $140.2 million from $143.7 million for the nine months ended September 30, 2002. The decrease in total revenues was comprised of a $2.6 million, or 2.4%, decrease in advertising revenues, a $0.5 million, or 1.8%, decrease in circulation revenue, and a $0.4 million, or 4.1%, decrease in job printing and other revenue. In the Company's community newspaper markets, advertising revenues decreased by $0.4 million, primarily due to lower local display and classified advertising; which were partially offset by increases in preprint and national advertising. Outside of the community newspaper markets, the Company's advertising revenues declined by $2.2 million primarily due to lower classified and display revenue in the Chicago suburban market of $1.5 million and a reduction in non-newspaper related revenues of $0.7 million. The decrease in circulation revenue resulted primarily from a reduction in subscriber levels in certain community newspaper markets. The decrease in job printing and other revenue was primarily due to lower commercial volume in the Chicago suburban market.

    Operating Costs. Operating costs for the quarter ended September 30, 2003 decreased by $0.3 million, or 1.4%, to $22.5 million from $22.8 million for the quarter ended September 30, 2002. The decrease in operating costs was primarily due to reductions in labor of $0.1 million, and external services of $0.1 million.. Operating costs for the nine months ended September 30, 2003 decreased by $0.5 million, or 0.8%, to $66.7 million from $67.2 million for the nine months ended September 30, 2002. The decrease in operating costs was primarily due to reductions in labor of $0.1 million, external services of $0.2 million and newsprint costs of $0.2 million.

    Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended September 30, 2003 increased by $0.4 million, or 2.9%, to $13.9 million from $13.5 million for the quarter ended September 30, 2002. The increase in selling, general and administrative expenses was primarily due to higher insurance costs of $0.2 million. Selling, general and administrative expenses for the nine months ended September 30, 2003 increased by $0.1 million, or 0.1%, to $39.9 million from $39.8 million for the nine months ended September 30, 2002. The increase in selling, general, and administrative expenses was primarily due to higher insurance costs of $0.2 million and increases in promotion expense of $0.1 million, partially offset by lower compensation of $0.1 million due to a reduction in performance based incentive compensation.

    Depreciation and Amortization. Depreciation and amortization expense for the quarter ended September 30, 2003 decreased by $0.8 million to $3.5 million from $4.3 million for the quarter ended September 30, 2002. During the quarter ended September 30, 2003, the Company recorded $2.3 million in amortization of intangible assets, compared with $3.2 million for the quarter ended September 30, 2002. The decrease in amortization is primarily due to a decrease in non-compete intangible amortization of $0.8 million resulting from certain non-compete assets that are now fully amortized. Depreciation and amortization expense for the nine months ended September 30, 2003 decreased by $2.1 million to $10.6 million from $12.7 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, the Company recorded $7.0 million in amortization of intangible assets, compared with $8.8 million for the nine months ended September 30, 2002. The decrease in amortization is primarily due to a decrease in non-compete intangible amortization of $1.8 million resulting from certain non-compete assets that are now fully amortized.

    Income from Continuing Operations. Income from continuing operations for the quarter ended September 30, 2003 decreased by $0.4 million, or 5.4%, to $7.2 million from $7.6 million for the quarter ended September 30, 2002. The decrease in income from continuing operations during the quarter ended September 30, 2003 was primarily due to higher selling, general and administrative expense of $0.4 million and lower revenues of $1.3 million, partially offset by lower depreciation and amortization expense of $0.8 million, lower loss on sale of assets of $0.2 million and lower operating costs of $0.3 million. Income from continuing operations for the nine months ended September 30, 2003 decreased by $0.7 million, or 2.8%, to $22.9 million from $23.6 million for the nine months ended September 30, 2002. The decrease was primarily due to lower revenues of $3.4 million, partially offset by lower depreciation and amortization expense of $2.1 million and lower operating costs of $0.6 million.

    EBITDA. EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization) for the quarter ended September 30, 2003 decreased by $0.9 million, or 8.3%, to $10.7 million from $11.6 million for the quarter ended September 30, 2002. The decrease was primarily due to lower revenues of $1.3 million and higher selling, general and administrative costs of $0.4 million, partially offset by lower operating costs of $0.3 million, lower losses on sales of assets of $0.2 million, and the inclusion in 2002 of a $0.2 million impairment of other assets. EBITDA for the nine months ended September 30, 2003 decreased by $7.7 million, or 19.6%, to $31.3 million from $39.0 million for the nine months ended September 30, 2002. The decrease was primarily due to lower revenues of $3.4 million and a write-off of deferred financing costs of $0.2 million, partially offset by lower operating costs of $0.6 million. The decrease in EBITDA was further attributable to the inclusion in 2002 of an after-tax gain of $4.3 million on the Disposition (defined below), partially offset by the inclusion in 2002 of both cumulative effect of change in accounting principle related to goodwill and masthead impairment losses of $1.4 million and the impairment of other assets of $0.2 million. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. EBITDA is presented because the Company believes it is an indicative measure of the Company's operating performance and its ability to meet its debt service requirements and is used by investors and analysts to evaluate companies in its industry as a supplement to GAAP measures.

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

    The Company believes that net loss is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles net income to EBITDA for the three and nine months ended September 30, 2003 and 2002:

                                                                  THREE MONTHS ENDED SEPT 30,     NINE MONTHS ENDED SEPT 30,
                                                                   ------------------------        ------------------------
                                                                     2003            2002            2003            2002
                                                                   --------        --------        --------        --------
        Net loss ...........................................       $ (7,744)       $ (1,603)       $(10,528)       $ (1,169)
           Depreciation and amortization ...................          3,485           4,265          10,648          12,730
            Interest expense ...............................         15,146           8,783          32,232          26,496
            Income tax expense (benefit) ...................           (228)            179          (1,005)            919
                                                                   --------        --------        --------        --------
        EBITDA .............................................       $ 10,659        $ 11,624        $ 31,347        $ 38,976
                                                                   ========        ========        ========        ========


    Interest Expense. Interest expense for the quarter ended September 30, 2003 decreased by $0.4 million to $5.8 million from $6.2 million for the quarter ended September 30, 2002. The decrease in interest expense was due primarily to lower interest rates and less outstanding indebtedness during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2003. Interest expense for the nine months ended September 30, 2003 decreased by $1.6 million to $17.4 million from $19.0 million for the nine months ended September 30, 2002. The decrease in interest expense was due primarily to lower interest rates and less outstanding indebtedness during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

    Write-off of Deferred Financing Costs. As of March 31, 2003, LGO incurred $0.2 million in legal and bank fees associated with a proposed amendment to its Amended Credit Facility (as defined below). On March 31, 2003, LGO wrote off these costs because LGO decided to postpone amending its Amended Credit Facility.

    Income Tax Expense (Benefit). Income tax expense for the quarter ended September 30, 2003 was $0.6 million compared to income tax benefit of ($0.3) million for the quarter ended September 30, 2002. The increase of $0.9 million for the quarter ended September 30, 2003 was primarily due to higher deferred federal income tax expense recognized by the Company for the quarter ended September 30, 2003. Income tax expense for the nine months ended September 30, 2003 was $2.3 million compared to an income tax benefit of ($0.2) million for the nine months ended September 30, 2002. The increase of $2.5 million for the nine months ended September 30, 2003 was primarily due to an increase in deferred federal income tax expense recognized by the Company for the nine months ended September 30, 2003.

    Income from Discontinued Operations. The Company disposed of the assets of six related publications (acquired in 1999) in one transaction on January 7, 2002 for $26.5 million (the "Disposition"). The net book value of the assets was $19.4 million, resulting in a pre-tax gain of $7.1 million, or a gain of $4.3 million, net of the tax effect of $2.8 million. As a result of the sale, the disposition of the property has been accounted for as a discontinued operation. Discontinued operations for the nine months ended September 30, 2002, consisted solely of the gain on sale of the publications.

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

    Net Income. The Company reported net income of $0.8 million for the quarter ended September 30, 2003, compared to net income of $1.4 million for the quarter ended September 30, 2002. The $0.6 million decrease in net income was primarily attributable to lower income from continuing operations of $0.4 million and higher income tax expense of $0.9 million, partially offset by lower interest expense of $0.5 million and the inclusion in 2002 of an impairment expense of $0.2 million. The Company recorded net income of $3.0 million for the nine months ended September 30, 2003, compared to net income of $7.4 million for the nine months ended September 30, 2002. The decrease in net income was primarily attributable to an increase in income tax expense of $2.5 million, a decrease in income from continuing operations of $0.7 million, a write-off of deferred financing costs of $0.2 million and the inclusion in 2002 of the after-tax gain of $4.3 million on the Disposition, partially offset by the inclusion in 2002 of the cumulative effect of change in accounting principle related to goodwill and masthead impairment losses in the amount of $1.4 million, lower interest expense of $1.6 million and the inclusion in 2002 of an impairment expense of $0.2 million.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operating activities. Net cash provided by operating activities for the nine months ended September 30, 2003 decreased to $12.7 million compared with net cash provided by operating activities of $15.5 million for the nine months ended September 30, 2002. The decrease of $2.8 million in cash flows was primarily due to a decrease in income from continuing operations before depreciation and amortization of $2.7 million.

    Cash flows from investing activities. Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2003 compared to net cash provided by investing activities of $25.3 million for the nine months ended September 30, 2002. The decrease of $25.9 million in cash flows was primarily due to the $26.5 million of proceeds from the Disposition in 2002, partially offset by proceeds from the sale of assets in 2003. The Company's capital expenditures consisted of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. For the three months and nine months ended September 30, 2003 capital expenditures were $0.6 million and $1.6 million, or 1.1% and 1.3% of revenues, respectively. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically acquiring community newspapers in contiguous markets and new markets.

    Cash flows from financing activities. Net cash used in financing activities was $9.5 million for the nine months ended September 30, 2003 compared to net cash used in financing activities of $37.6 million for the nine months ended September 30, 2002. The decrease of $28.1 million in cash flows used was primarily due to a repayment during the quarter ended March 31, 2002 of the Company's Amended Credit Facility resulting from the Disposition proceeds of $26.5 million. The Company's net cash used in financing activities for the nine months ended September 30, 2003 reflects payments under LGO's Amended and Restated Credit Agreement, dated as of April 18, 2000, as further amended, with a syndicate of financial institutions led by Citibank, N.A, with Citicorp USA, Inc. as administrative agent (the "Amended Credit Facility"). The Company is subject to certain covenants that limit its ability to pay cash dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

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

    The Term Loan B and the revolving credit facility bear interest, at LGO's option, equal to the Alternate Base Rate for an ABR loan (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate for a eurodollar loan (as defined in the Amended Credit Facility) plus an applicable margin. The applicable margin is based on: (1) whether the loan is an ABR loan or eurodollar loan; and (2) the ratio of (a) indebtedness of LGO and its subsidiaries that requires interest to be paid in cash to (b) pro forma EBITDA for the 12-month period then ended. LGO also pays an annual fee equal to the applicable eurodollar margin for the aggregate amount of outstanding letters of credit. Additionally, LGO pays a fee on the unused portion of the revolving credit facility. No principal payments are due on the revolving credit facility until the maturity date. As of September 30, 2003, the Term Loan B requires principal payments of $0.7 million in 2004, $26.9 million in 2005, $35.3 million in 2006 and $8.8 million in 2007. The Amended Credit Facility contains financial covenants that require LGO and LGP to satisfy specified quarterly financial tests, including a maximum senior leverage ratio, a minimum cash interest coverage ratio and a maximum leverage ratio. The Amended Credit Facility also contains affirmative and negative covenants customarily found in loan agreements for similar transactions.

    The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholder's equity, tangible equity and cash flow. Interest expense for the three and nine months ended September 30, 2003 was $5.8 million and $17.4 million, respectively, including amortization of deferred financing costs of $0.3 million and $0.9 million, respectively. The degree to which the Company is leveraged could have important consequences, including the following:
(1) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on Operating Company's $180.0 million aggregate principal amount of 9 3/8% Senior Subordinated Notes (the "Notes") due February 1, 2008 and interest on other indebtedness, thereby reducing the funds available to the Company for other purposes; (2) indebtedness under the Amended Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (3) the Company is more leveraged than certain competitors in its industry, which might place the Company at a competitive disadvantage; (4) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (5) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

    As of September 30, 2003, approximately $86.7 million was outstanding under the Amended Credit Facility (without giving effect to $1.5 million of outstanding letters of credit as of such date), and the aggregate principal amount of the Notes outstanding was $180.0 million.

    On July 25, 2003, the Operating Company and Parent entered into an amendment to the Amended Credit Facility. The amendment permits Parent to issue debt in lieu of paying cash for the interest due on the 11 5/8% Senior Discount Debentures (the "Senior Discount Debentures") due February 1, 2009, and to issue debt in lieu of paying cash interest due on the additional debt that was issued in lieu of paying cash interest on the Senior Discount Debentures.

    On July 30, 2003, Parent entered into an agreement, effective August 1, 2003, with Green Equity Investors II, L.P. ("GEI II") and Green Equity Investors III, L.P. ("GEI III"), whereby Parent may, at its option, issue 11 5/8% Senior Debentures (the "Senior Debentures") to GEI II and GEI III on each interest payment date of the Senior Discount Debentures, in lieu of paying cash interest on the Senior Discount Debentures that are owned by GEI II and GEI III, with an aggregate initial principal amount equal to the amount of cash interest otherwise payable on such interest payment date under the terms of the Senior Discount Debentures. In addition, Parent may, at its option, issue additional Senior Debentures to GEI II and GEI III on each interest payment date of the Senior Debentures, in lieu of paying cash interest on the Senior Debentures that are owned by GEI II and GEI III, with an aggregate initial principal amount equal to the amount of cash interest otherwise payable on such interest payment date under the terms of the Senior Debentures. This agreement may be terminated by GEI II and GEI III at any time upon delivery of written notice to Parent at least 30 days prior to the next interest payment date.

    On August 1, 2003, Parent elected to issue Senior Debentures in lieu of paying cash interest on the Senior Discount Debentures that were owned by GEI II and GEI III. In conjunction with its election, Parent issued Senior Debentures to GEI II and GEI III in the amount of $687,003 and $3,335,247, respectively, which will each accrue interest at an annual rate of 11 5/8% and become payable on February 1, 2009.

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

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following table reflects a summary of the Company's contractual cash obligations, excluding interest, as of September 30, 2003 (in thousands):

                                            2003    2004     2005     2006    2007      THEREAFTER     TOTAL
                                           ------ -------- -------- -------- -------    ----------   ---------
9 3/8% senior subordinated notes........   $   -- $     -- $     -- $     -- $    --    $ 180,000    $ 180,000
Term Loan B.............................       --      744   26,862   35,320   8,830           --       71,756
Revolving credit facility...............       --       --   14,938       --      --           --       14,938
Non-compete payments....................       24      282      282      177     177          229        1,171
Real estate lease payments..............       91      214       92       43       7           --          447
Finder fee payments.....................      125       --       --       --      --           --          125
Other...................................        1        5       --       --      --           --            6
                                           ------ -------- -------- -------- -------    ---------    ---------
                                           $  241 $  1,245 $ 42,174 $ 35,540 $ 9,014    $ 180,229    $ 268,443
                                           ====== ======== ======== ======== =======    =========    =========


RELATED PARTY TRANSACTIONS

    The Company paid $370,000 in management fees for each of the quarters ended September 30, 2003 and 2002 to Leonard Green & Partners, L.P. The Company paid $1,110,000 in management fees for each of the nine months ended September 30, 2003 and 2002 to Leonard Green & Partners, L.P. As of September 30, 2003, the Company is also obligated to pay other fees to Leonard Green & Partners, L.P. of $125,000, which will be paid this year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Operating Company has a $135.0 million revolving credit facility and a separate Term Loan B that mature in March 2005 and 2007, respectively. Borrowings under the revolving credit facility and the Term Loan B bear interest at an annual rate, at Operating Company's option, equal to the Alternate Base Rate (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. As a result, Operating Company's interest expense will be affected by changes in the Alternate Base Rate or in the Adjusted LIBO Rate. At September 30, 2003, Operating Company had borrowings outstanding of $14.9 million under the revolving credit facility (without giving effect to $1.5 million of outstanding letters of credit as of such date) and $71.8 million under the Term Loan B. A hypothetical 100 basis point change in interest rates would impact quarterly interest expense by approximately $0.2 million based on the balance outstanding at September 30, 2003.

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

    As of September 30, 2003, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Date:  November 14, 2003           LIBERTY GROUP OPERATING, INC.

                                   /s/ KENNETH L. SEROTA
                                   ---------------------
                                   Kenneth L. Serota
                                   President, Chief Executive Officer and
                                   Chairman of the Board of Directors
                                   (principal executive officer)

                                   /s/ DANIEL D. LEWIS
                                   -------------------
                                   Daniel D. Lewis
                                   Chief Financial Officer
                                   (principal financial and accounting officer)