Form 10-K
period 2003-12-31
LIBERTY GROUP OPERATING INC
filed 2004-03-30
CIK 1056465

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 AND 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For The Fiscal Year Ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                     For The Transition Period From __ To__

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

         The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of March 30, 2004 was 100, all of which is owned by the parent company of the registrant. There is no public market for the common stock.

================================================================================

                                TABLE OF CONTENTS

                                                             PART I
Disclosure Regarding Forward-Looking Statements......................................................................    3
Item 1.     Business.................................................................................................    3
Item 2.     Properties...............................................................................................    8
Item 3.     Legal Proceedings........................................................................................    8
Item 4.     Submission of Matters to a Vote of Security Holders......................................................    8

                                                             PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters....................................    9
Item 6.     Selected Financial Data..................................................................................    9
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations....................   11
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...............................................   21
Item 8.     Financial Statements and Supplementary Data..............................................................   21
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................   22
Item 9A.    Controls and Procedures..................................................................................   22

                                                            PART III
Item 10.    Directors, Executive Officers and Other Key Employees of the Registrant..................................   22
Item 11.    Executive Compensation...................................................................................   24
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...........   26
Item 13.    Certain Relationships and Related Transactions...........................................................   26
Item 14.    Principal Accountant Fees and Services...................................................................   26

                                                             PART IV
Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................................   27
  (a)       1.  Consolidated Financial Statements....................................................................   27
            2.  Financial Statement Schedules........................................................................   27
  (b)       Reports on Form 8-K......................................................................................   27
  (c)       Exhibits.................................................................................................   27

                                     PART I

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934) that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "intends," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and expectations and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results of operations, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. As a result, no assurance can be given that the Company's future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. Such factors include, among others: (1) the Company's dependence on local economies and vulnerability to general economic conditions; (2) the Company's substantial indebtedness; (3) the Company's holding company structure;
(4) the Company's ability to implement its acquisition strategy; (5) the Company's competitive business environment, which may reduce demand for advertising; and (6) the Company's ability to attract and retain key employees. See "Risk Factors" beginning on page 18 for a discussion of the above factors and other such factors. For purposes of this annual report on Form 10-K, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The Company is not obligated and has no intention to update or revise these forward-looking statements to reflect new events, information or circumstances.

ITEM 1.   BUSINESS

OVERVIEW

         Liberty Group Operating, Inc. ("Operating Company," "LGO" or "Registrant") is a Delaware corporation formed on January 27, 1998 for the purpose of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly owned subsidiary of Hollinger International Inc. ("Hollinger"). LGO is a wholly owned subsidiary of Liberty Group Publishing, Inc. ("Parent" or "LGP"). The consolidated financial statements include the accounts of Operating Company and its consolidated subsidiaries (the "Company").

         The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. As of December 31, 2003, the Company owns and operates 301 publications located in 17 states that reach approximately 2.37 million people on a weekly basis. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market. The Company has strategically clustered its publications in geographically diverse, non-metropolitan markets in the Midwest and Northeast United States and in the Chicago suburban market, which limits its exposure to economic conditions in any single market or region.

    The Company's portfolio of publications is comprised of 65 paid daily newspapers and 127 paid non-daily newspapers. In addition, the Company publishes 109 free circulation and "total market coverage," or TMC, publications with limited or no news or editorial content that it distributes free of charge and that generally provide 100% penetration in their areas of distribution. The Company believes that its publications are generally the most cost-effective method for its advertisers to reach substantially all of the households in their markets. Unlike large metropolitan newspapers, the Company derives a majority of its revenues from local display advertising rather than classified and national advertising, which are generally more sensitive to economic conditions.

INDUSTRY OVERVIEW

         Newspaper publishing is the oldest and largest segment of the media industry. Although there are several major national newspaper companies, the Company believes that the newspaper publishing industry in the United States is highly fragmented. Most smaller publications are owned and operated by individuals whose newspaper holdings and financial resources are generally limited. Further, the Company believes that relatively few daily newspapers have been established in recent years due to the high cost of starting a daily newspaper operation and building a franchise identity. Moreover, most community markets cannot sustain more than one newspaper.

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

         Newspaper advertising revenues are cyclical and are generally affected by changes in national and regional economic conditions. Classified advertising is the most sensitive to economic cycles because it is driven primarily by the demand for employment, real estate transactions and automotive sales.

OVERVIEW OF OPERATIONS

         GENERAL

         Local Market Focus. As a result of the Company's strategic focus on local content that emphasizes local names and faces, including youth sports, community events, business, politics and entertainment, the Company believes that its newspapers generate reader loyalty, perpetuate their franchise value and represent the most effective means for local advertisers to reach potential customers. Each of the Company's publications is tailored to its market to provide local content that radio, television and large metropolitan newspapers are generally unable to provide on a cost-effective basis because of their broader geographic coverage. The Company's publications have several advantages over metropolitan daily publications, including a lower cost structure, the ability to publish only on their most profitable days (e.g., midweek and one weekend day) and the ability to limit expensive investments in wire services and syndicated feature material. In addition, the Company has relatively low exposure to fluctuations in newsprint prices due to much lower page counts than large metropolitan newspapers, with newsprint expense related to its publications comprising 5% of its total advertising and circulation revenues in 2003.

         Approximately 74% of the Company's advertising revenues were derived from display advertising in 2003 from a broad base of local advertisers. The Company believes that local display advertising revenues at its publications tend to be more stable than the advertising revenues of large metropolitan newspapers because local businesses generally have fewer effective advertising channels through which to reach their customers. The Company also is significantly less reliant than large metropolitan newspapers upon classified advertising, particularly "help wanted," real estate and automotive sections, and national advertising, which are generally more sensitive to economic conditions.

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

         Business Strategy. The Company continuously seeks to utilize its dominant distribution capability in the markets the Company serves to expand its advertising base by targeting new advertisers for its local newspapers and related publications and introducing new products that attract businesses that do not typically advertise in its newspapers. These products include shopping and visitors' guides and niche publications and inserts covering subjects such as children and parenting, employment, health, senior living and real estate, that are of interest to residents of particular geographic areas and members of particular demographic groups. In addition, the

         Company shares advertising concepts throughout its network of publications, enabling its advertising managers and publishers to implement advertising products and sales strategies that have already been successful in other markets that the Company serves.

         The Company also seeks to continue to improve margins through strategic regional clustering and strict cost controls. The Company has achieved significant operating efficiencies within its network of strategically clustered publications, and the Company believes that, as the Company continues to acquire and integrate additional publications into its network, the Company will be able to realize incremental operating efficiencies and synergies that will position it to continue to improve its operating margins. The Company intends to continue to focus on controlling costs, with a particular emphasis on managing staffing requirements, leveraging production equipment to improve operating efficiencies and reducing newsprint consumption.

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

         The following chart sets forth information for the Company's publications by strategic regional clusters as of December 31, 2003. For purposes of the chart, clusters consist of five or more publications within a reasonably close proximity to each other.

                                                                     NUMBER OF NEWSPAPERS AND OTHER PUBLICATIONS
                                                              ---------------------------------------------------------
                                                                                                FREE
                                                              PAID            PAID         CIRCULATION/TMC
           STRATEGIC REGIONAL CLUSTERS                        DAILY         NON-DAILY       PUBLICATIONS          TOTAL
------------------------------------------------------        -----         ---------      ---------------        -----
Baton Rouge region (Louisiana)........................         0                4                 3                 7
Grand Forks region (North Dakota/Minnesota)...........         2                2                 2                 6
Honesdale region (Pennsylvania).......................         1                2                 2                 5
Iowa..................................................         1                4                 4                 9
Kansas City region (Kansas)...........................         2                3                 2                 7
Lake of the Ozarks region (Missouri)..................         3                4                 9                16
Northern Missouri.....................................         5                1                 6                12
Southern Illinois.....................................         6                9                 5                20
Southern Michigan.....................................         3                5                 7                15
Southwestern Louisiana................................         3                1                 2                 6
Southwestern Minnesota................................         0                7                 4                11
Southwestern Missouri.................................         2                3                 6                11
Southwestern New York/Northwestern Pennsylvania.......         4                3                12                19
Suburban Chicago......................................         0               38                 0                38
*Twin Falls region (Idaho)............................         2                6                 2                10
Western Illinois......................................         5                6                 8                19
Wichita region (Kansas)...............................         6                4                 7                17

-----------------------------

* On February 3, 2004, the Company acquired the daily newspaper in Corning, New York, and Freeport, Illinois and received cash consideration from Lee Enterprises, Inc. in exchange for the Company's daily newspapers in Elko, Nevada and Burley, Idaho, as well as its weeklies in Hailey, Idaho and Jerome, Idaho (which comprised all of the Twin Falls region).

         In 2003, no single strategic regional cluster contributed more than 15% of the Company's total revenues.

         ADVERTISING

         Advertising revenue is the largest component of the Company's total revenues, accounting for approximately 75.8%, 76.2% and 76.2% of its total revenues in 2001, 2002 and 2003, respectively. The Company derives its advertising revenues from display (local department stores, local accounts at national department stores, specialty shops and other retailers), national (national advertising accounts) and classified advertising (employment, automotive, real estate and personals). Its advertising rate structures vary among its publications and are a function of various factors, including local market conditions, competition, circulation, readership and demographics.

         Substantially all of the Company's advertising revenues are derived from a diverse group of local retailers and classified advertisers. The Company does not rely upon any one company or industry for its advertising revenues. The Company believes, based upon its operating experience, that its advertising revenues tend to be more stable than the advertising revenues of large metropolitan newspapers because its publications rely primarily on local advertising. Local advertising has historically been more stable than national advertising because local businesses generally have fewer effective advertising channels through which to reach their customers. Moreover, the Company is less reliant than large metropolitan newspapers upon classified advertising, particularly "help wanted," real estate and automotive sections, and national advertising, which are generally more sensitive to economic conditions. The contribution of display, classified and national advertising to its total advertising revenues for fiscal years 2001, 2002 and 2003 were as follows:

                                              YEAR ENDED
                                             DECEMBER 31,
                                       ------------------------
                                        2001     2002     2003
                                        ----     ----     ----
Display............................     73.0%    73.9%    74.4%
Classified.........................     24.6     23.5     22.9
National...........................      2.4      2.6      2.7
                                       -----    -----    -----
     Total advertising revenues....    100.0%   100.0%   100.0%

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

         Circulation revenue accounted for approximately 17.0%, 17.3% and 17.3% of its total revenues in 2001, 2002 and 2003, respectively. The vast majority of 2003 circulation revenues were derived from subscription sales. The Company owns and operates 65 paid daily publications that range in circulation from approximately 1,000 to 15,500, and 127 paid non-daily publications that range in circulation from approximately 100 to 27,200. The Company's corporate management works with its local newspaper management to establish subscription and single copy rates. The Company also implements creative and interactive marketing programs and promotions to increase readership through both subscription and single copy sales.

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

         The editorial staff at each of its newspapers typically consists of a managing editor and several assistant editors and field reporters, who identify and report the local news in their communities. As of December 31, 2003, the Company employed approximately 500 full-time editorial personnel and approximately 100 part-time editorial personnel that the Company believes provide the most comprehensive local news coverage in the communities the Company serves.

         PRINTING AND DISTRIBUTION

         The Company operates 49 printing and distribution facilities, including 31 facilities within its 17 strategic regional clusters. The production resources located within each cluster are shared by the publications produced in each region. On average, each of the Company's printing and distribution facilities is responsible for producing six publications. To the extent the Company has excess press capacity at these facilities, the Company provides commercial printing services to third parties, primarily other publishers who do not have a printing press, on a competitive bid basis. The Company also prints other commercial materials, including business cards and invitations, to produce incremental revenue from existing equipment and personnel. Job printing and other revenue accounted for approximately 7.2%, 6.5% and 6.4% of the Company's total revenues in 2001, 2002 and 2003, respectively.

         The Company's newspapers are generally fully paginated utilizing image-setter technology, which allows for design flexibility and high-quality reproduction of color graphics. By clustering its production resources, the Company is able to reduce the operating costs of its newspapers while increasing the quality of its small market newspapers that might not typically otherwise have access to higher quality production facilities. Its consolidated printing and distribution facilities are generally located within 60 miles of its newspapers.

         The distribution of the Company's daily newspapers is typically outsourced to independent, third-party distributors, who also distribute a majority of its weekly and periodic publications. These distributors generally are independent and locally based within each cluster. Some of the Company's TMC publications and weekly publications are also delivered via U.S. mail.

         NEWSPRINT

         Newsprint represents one of the Company's largest costs of producing newspapers. The Company has no long-term contracts to purchase newsprint. Its newspapers purchase a portion of their newsprint directly from paper mills and also make opportunistic spot market purchases within their geographic regions. The Company believes that its purchasing policies have resulted in its publications obtaining favorable newsprint prices. The Company incurred newsprint expense related to its publications of approximately $12.6 million, $9.1 million and $9.3 million in 2001, 2002, and 2003, respectively, net of newsprint consumed by six related publications whose assets were sold on January 7, 2002. The Company has relatively low exposure to fluctuations in newsprint prices due to much lower page counts than large metropolitan newspapers. Newsprint expense related to its publications as a percentage of its total advertising and circulation revenues for 2001, 2002 and 2003 was 7.0%, 5.0% and 5.2%, respectively, net of newsprint consumed by six related publications whose assets were sold on January 7, 2002. The Company also incurred newsprint expense related to job printing and other revenues of approximately $4.5 million, $3.0 million and $2.8 million in 2001, 2002 and 2003, respectively.

         Historically, the price of newsprint has been cyclical and volatile, reaching approximately $682 per short ton in 1996 and as low as $409 per short ton in 1993. The average price of newsprint for December 2003, as reported by Pulp & Paper Week, was approximately $481 per short ton, compared to approximately $436 per short ton in December 2002. The Company seeks to manage the effects of increases in prices of newsprint through a combination of technology improvements, page width and page count reductions, inventory management and advertising and circulation price increases.

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

         EMPLOYEES

         As of December 31, 2003, the Company employs approximately 2,200 full-time employees and approximately 1,200 part-time employees. Approximately 3% of such employees belong to labor unions. The Company has not experienced a strike or work stoppage at any of its newspapers during the past five years, and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

         The Company has 153 operating and production facilities for its publications in the United States. The Company owns 108 of these facilities and leases the remaining 45 for terms ranging from one to five years. These facilities range in size from approximately 1,000 to 55,000 square feet. The Company's executive offices are located in Northbrook, Illinois, where the Company leases approximately 4,900 square feet under a lease terminating in 2006. The Company does not believe any individual property is material to its financial condition or results of operations. The Company believes that its current facilities are in good condition and are suitable and adequate for the purposes for which they are used.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND HOLDERS

         There is no public market for LGO's common stock, par value $0.01 per share (the "Common Stock"). As of March 30, 2004, all of LGO's issued and outstanding Common Stock is owned by LGP. LGO has no outstanding capital stock other than Common Stock, nor are there any outstanding options, warrants or other rights to purchase LGO capital stock.

DIVIDENDS

         LGO, which paid a cash dividend to Parent of approximately $63,000 in 2001, $943,000 in 2002 and $2,102,000 in 2003, is subject to certain covenants that limit its ability to pay dividends and make other restricted payments. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

LGO EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2003

         There are no outstanding options, warrants or other rights to purchase LGO capital stock.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data of the Company. During January 2002, the Company disposed of the assets of six related publications that the Company acquired in 1999 and, accordingly, the historical operating results of these publications have been reclassified and presented below as a discontinued operation. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the 2003 presentation. The data presented below should be read in conjunction with the consolidated financial statements, including the notes thereto, and with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this annual report on Form 10-K.

                                                                     YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------
                                                      1999         2000         2001         2002         2003
                                                   ---------    ---------    ---------    ---------    ---------
                                                                   (IN THOUSANDS, EXCEPT RATIOS)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Advertising .................................   $ 120,315    $ 145,787    $ 147,977    $ 146,918    $ 143,958
   Circulation .................................      27,052       30,329       33,228       33,353       32,731
   Job printing and other ......................      12,309       11,887       13,995       12,560       12,145
                                                   ---------    ---------    ---------    ---------    ---------
Total revenues .................................     159,676      188,003      195,200      192,831      188,834
Operating costs and expenses:
   Operating costs .............................      76,179       90,541       98,607       90,390       89,807
   Selling, general and administrative .........      42,689       52,799       53,764       53,201       54,018
   Depreciation and amortization (1) ...........      16,496       19,193       21,315       17,027       13,912
   Loss on sale of assets ......................          --           --           --          325          104
                                                   ---------    ---------    ---------    ---------    ---------
Income from continuing operations ..............      24,312       25,470       21,514       31,888       30,993
Interest expense - debt ........................      24,107       30,895       29,935       23,816       21,915
Interest expense - amortization of
   deferred financing costs ....................       1,109        1,237        1,723        1,631        1,210
Impairment of other assets .....................          --           --           --          223           --
Net gain on exchange and
   disposition of properties ...................       6,197           --           --           --           --
Write-off of deferred financing costs ..........          --           --           --           --          161
                                                   ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
   income taxes, extraordinary item and
   cumulative effect of change in
   accounting principle ........................       5,293       (6,662)     (10,144)       6,218        7,707
Income tax expense (benefit) ...................       2,752          491          444         (927)      (1,475)
                                                   ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations
   before extraordinary item and
   cumulative effect of change in
   accounting principle ........................       2,541       (7,153)     (10,588)       7,145        9,182
Income from discontinued operations,
   net of tax ..................................         513        1,817        1,508        4,269           --
Extraordinary gain on insurance proceeds .......         485           --           --           --           --
Cumulative effect of change in
   accounting principle, net of tax ............          --           --           --       (1,449)          --
                                                   ---------    ---------    ---------    ---------    ---------
Net income (loss) ..............................   $   3,539    $  (5,336)   $  (9,080)   $   9,965    $   9,182
                                                   =========    =========    =========    =========    =========

STATEMENT OF CASH FLOWS DATA:

Capital expenditures ...........................   $   5,687    $   9,654    $   2,715    $   2,496    $   2,249
Net cash provided by
   operating activities ........................       8,499       15,734       12,925       25,167       22,803
Net cash provided by (used in)
   investing activities ........................     (60,509)     (92,092)      (3,330)      23,954       (3,735)
Net cash provided by (used in)
   financing activities ........................      52,845       75,535       (9,157)     (48,899)     (18,728)

OTHER DATA (UNAUDITED):
EBITDA(2) ......................................   $  48,003    $  46,480    $  44,337    $  51,512    $  44,744
Ratio of earnings to fixed charges(3)...........        1.21         0.79         0.68         1.24         1.33


                                                                        AS OF DECEMBER 31,
                                                   -------------------------------------------------------------
                                                      1999         2000         2001         2002         2003
                                                   ---------    ---------    ---------    ---------    ---------
                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ......................   $   1,860    $   1,036    $   1,474    $   1,696    $   2,036
Total assets ...................................     475,881      559,302      540,342      501,649      490,069
Total long-term obligations
   including current maturities
   (excluding deferred income taxes) ...........     281,418      332,419      323,949      275,993      259,367
Stockholder's equity ...........................     150,985      173,724      164,690      173,729      180,826

------------------------
         (1) On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. The transition provisions of SFAS No. 142 require that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods adjusted accordingly. Prior to adoption of SFAS No. 142, advertiser and subscriber relationship intangible assets were amortized over estimated remaining useful lives of 40 and 33 years, respectively. The Company concluded that, based upon current economic conditions and its current pricing strategies, the remaining useful lives as of January 1, 2002 for advertiser and subscriber relationship intangible assets were 30 and 20 years, respectively, and the amortization periods have been adjusted accordingly. Customer relationships unrelated to newspapers are amortized over 10 years. Non-compete agreements are amortized over periods of up to 10 years depending on the specifics of the agreement.

         Prior to the adoption of SFAS No. 142, the Company amortized goodwill and mastheads over 40 years. Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill. The amortization of mastheads was also discontinued because it was determined that the useful life of the mastheads is indefinite.

         The Company assesses impairment of goodwill and mastheads by using multiples of recent and projected revenues and EBITDA (earnings before interest, taxes, depreciation, and amortization) for individual or strategic regional clusters of properties to determine the fair value of the properties and deducts the fair value of assets other than goodwill and mastheads to arrive at the fair value of goodwill and mastheads. This amount is then compared to the carrying value of goodwill and mastheads to determine if any impairment has occurred. The multiples of revenue and EBITDA used to determine fair value are based on the Company's experience in acquiring and selling properties and multiples reflected in the purchase prices of recent sales transactions of newspaper properties similar to those it owns.

         (2) EBITDA is defined as earnings before interest, taxes, depreciation and amortization as shown in the table below. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. EBITDA is presented because the Company believes it is an indicative measure of the Company's operating performance and its ability to meet its debt service requirements and is used by investors and analysts to evaluate companies in its industry as a supplement to GAAP measures.

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

         The Company believes that net loss is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles net loss to EBITDA for the years ended December 31, 1999 - 2003.

                                                              YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------
                                                1999       2000        2001        2002        2003
                                              --------   --------    ---------   --------    --------
                                                                  (IN THOUSANDS)
Net income (loss) .........................   $  3,539   $ (5,336)   $ (9,080)   $  9,965    $  9,182
      Depreciation and amortization .......     16,496     19,193      21,315      17,027      13,912
      Interest expense ....................     25,216     32,132      31,658      25,447      23,125
      Income tax expense (benefit) ........      2,752        491         444        (927)     (1,475)
                                              --------   --------    --------    --------    --------
           EBITDA .........................   $ 48,003   $ 46,480    $ 44,337    $ 51,512    $ 44,744
                                              ========   ========    ========    ========    ========

         (3) See Exhibit 12 included herewith.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

         The Company's mission is to be the leading local news source in the communities it serves, to provide the most effective means for local advertisers to reach their potential customers and to create shareholder value. In order to achieve its long-term objectives, the Company focuses on generating reader and employee loyalty, expanding local advertising bases and improving margins through regional clustering and strict cost control measures.

         The Company primarily generates revenues from advertising, circulation and job printing. Advertising revenue is recognized upon publication of the advertisements. Circulation revenue, which is billed to customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. The revenue for job printing is recognized upon delivery. The Company's operating costs consist primarily of newsprint, labor and delivery costs. The Company's selling general and administrative expenses consist primarily of labor costs.

         The Company's long-term strategy is pursued with a portfolio of properties that serve its customers in print and online. As of December 31, 2003, properties outside the metropolitan areas, also referred to as the community markets, represented 87% of the Company's 301 publications, while the group of publications in the western suburbs of Chicago, also referred to as the Chicago suburban market, accounted for 13% of its publications.

         The community market consists of 65 paid daily newspapers, 89 paid non-daily newspapers and 109 free circulation and "total market coverage," or TMC, publications. The Company has publications in the community markets of 17 states. In 2003, approximately 76% of the community market's revenues were derived from advertising. Of this amount, approximately 61% and 19% resulted from display and classified advertising, respectively. In 2003, approximately 19% of the community market's revenues were from circulation, while the remainder was derived from job printing and other revenues.

         The Chicago suburban market consists of 38 paid non-daily newspapers situated in the western suburbs of Chicago. In 2003, approximately 79% of the Chicago suburban market's revenues were derived from advertising. Of this amount, approximately 50% and 46% resulted from classified and display advertising, respectively. In 2003, approximately 9% of the Chicago suburban market's revenues were from circulation, while the remainder was derived from job printing and other revenues.

         The Company has not had any material acquisitions of publications since December 2000 and did not acquire any publications in 2003. The Company did acquire a printing facility from Midland Communications, in 2003. See Note 2 to the Consolidated Financial Statements. On February 3, 2004, the Company acquired daily newspapers in Corning, New York and Freeport, Illinois (and received cash consideration) from Lee Enterprises, Inc. in exchange for daily newspapers in Elko, Nevada and Burley, Idaho and weekly newspapers in Hailey, Idaho and Jerome, Idaho. The Company did not have any dispositions in 2003. On January 7, 2002, the Company disposed of the assets of six related publications (acquired in 1999) in one transaction for proceeds of $26.5 million (the "Disposition").

RESULTS OF OPERATIONS

         The following table sets forth for the years indicated certain revenue and expense items expressed as a percentage of total revenues.

                                                                   YEAR ENDED DECEMBER 31,
                                                                 --------------------------
                                                                  2001      2002      2003
                                                                 ------    ------    ------
REVENUES:
   Advertising ...............................................    75.8%     76.2%     76.3%
   Circulation ...............................................    17.0      17.3      17.3
   Job printing and other ....................................     7.2       6.5       6.4
                                                                 -----     -----     -----
Total revenues ...............................................   100.0     100.0     100.0

OPERATING COSTS AND EXPENSES:
   Operating costs ...........................................    50.5      46.9      47.5
   Selling, general and administrative .......................    27.6      27.6      28.6
   Depreciation and amortization .............................    10.9       8.8       7.4
   Loss on sale of assets ....................................      --       0.2       0.1
                                                                 -----     -----     -----
Income from continuing operations ............................    11.0      16.5      16.4
Interest expense - debt ......................................    15.3      12.4      11.6
Interest expense - amortization of deferred financing
   costs .....................................................     0.9       0.8       0.6
Write-off of deferred financing costs ........................      --        --       0.1
Impairment of other assets ...................................      --       0.1        --
                                                                 -----     -----     -----
Income (loss) from continuing operations before
   income taxes and cumulative effect of change
   in accounting principle ...................................    (5.2)      3.2       4.1
Income tax expense (benefit)..................................     0.2       0.5      (0.6)
                                                                 -----     -----     -----
Income (loss) from continuing operations before
   cumulative effect of change in accounting principle .......    (5.4)      3.7       4.7
Income from discontinued operations, net of tax ..............     0.7       2.2        --
                                                                 -----     -----     -----
Income (loss) before cumulative effect of change
   in accounting principle ...................................    (4.7)      5.9       4.7
Cumulative effect of change
   in accounting principle, net of tax .......................      --      (0.8)       --
                                                                 -----     -----     -----
Net income (loss) ............................................    (4.7)%     5.1%      4.7%
                                                                 -----     -----     -----

         Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

         Total Revenues. Total revenues for 2003 decreased by $4.0 million, or 2.1%, to $188.8 million from $192.8 million for 2002. The decrease in total revenues was comprised of a $3.0 million, or 2.0%, decrease in advertising revenues, a $0.6 million, or 1.9%, decrease in circulation revenue, and a $0.4 million, or 3.3%, decrease in job printing and other revenue. In the Company's community newspaper markets, advertising revenues decreased by $0.6 million, primarily due to lower local display advertising of $0.9 million and lower classifieds of $0.5 million, partially offset by increases in display advertising of $0.7 million. Outside of the community newspaper markets, the Company's advertising revenues declined by $1.6 million, primarily due to lower classified advertising revenue of $1.0 million and lower display of $0.6 million. Total revenues also decreased due to a reduction in non-newspaper revenues of $0.8 million. The decrease in circulation revenue resulted primarily from a reduction in subscriber levels in certain community markets. The decrease in job printing and other revenue was primarily due to lower commercial volume in the Community and Chicago suburban market.

         Operating Costs. Operating costs for 2003 were $89.8 million, or 47.5% of total revenues, which was a decrease of $0.6 million from 2002, when operating costs were $90.4 million, or 46.9% of total revenues. This decrease was primarily due to reductions in labor of $0.3 million, external services of $0.2 million, and newsprint costs of $0.1 million.

         Selling, General and Administrative. Selling, general and administrative expenses for 2003 increased by $0.8 million to $54.0 million, or 28.6% of total revenues, from $53.2 million for 2002 when selling, general and administrative expenses were 27.6% of total revenues. The increase was primarily due to higher labor and bad debt expense of $0.2 million each and higher advertising and insurance costs of $0.1 million each.

         Depreciation and Amortization. Depreciation and amortization expense for 2003 decreased by $3.1 million to $13.9 million from $17.0 million for 2002. For 2003, the Company recorded $9.1 million in amortization of intangible assets, compared with $11.9 million for the prior year. The decrease in amortization is primarily due to a decrease in non-compete intangible amortization of $2.8 million resulting from certain non-compete assets that are now fully amortized.

         Income from Continuing Operations. Income from continuing operations for 2003 decreased by $0.9 million, or 2.8%, to $31.0 million from $31.9 million for 2002. The decrease was primarily due to lower revenues of $4.0 million and, higher selling, general and administrative expense of $0.8 million, partially offset by lower depreciation and amortization expense of $3.1 million and lower operating costs of $0.6 million.

         Interest Expense. Interest expense for 2003 decreased by $2.3 million to $23.1 million from $25.4 million for 2002. The decrease in interest expense was due primarily to lower interest rates and less outstanding indebtedness during 2003 as compared to 2002.

         Write-off of Deferred Financing Costs. As of March 31, 2003, LGO incurred $0.2 million in legal and bank fees associated with a proposed amendment to its Amended Credit Facility (as defined below). On March 31, 2003, LGO wrote off these costs because LGO postponed amending its Amended Credit Facility.

         Income Tax Benefit. Income tax benefit for 2003 was $1.5 million compared to income tax benefit of $0.9 million for 2002. The change between years is primarily due to a $4.7 million decrease in the Company's valuation allowance during 2003 based on the Company's assessment of the ultimate realizability of its deferred tax assets as of December 31, 2003.

         Income from Discontinued Operations. The Company disposed of the assets of six related publications (acquired in 1999) in one transaction on January 7, 2002 for $26.5 million (the "Disposition"). The net book value of the assets was $19.4 million, resulting in a pre-tax gain of $7.0 million, or a gain of $4.3 million, net of the related tax effect of $2.7 million. As a result of the sale, the Disposition has been accounted for as a discontinued operation. Discontinued operations for 2002 consisted solely of the gain on the sale of the publications.

         Cumulative Effect of Change in Accounting Principle. Pursuant to the adoption of SFAS No. 142, the Company performed an initial impairment test of its properties in the first quarter of 2002. As a result of this test, the Company determined that the fair values of five properties were less than the net book value of the Company's goodwill and mastheads for such properties on January 1, 2002. As a result, an after-tax goodwill and masthead impairment loss of $1.4 million, or $2.4 million pre-tax, was recorded in 2002 as a cumulative effect of change in accounting principle. The Company performed an impairment test at the end of 2002 and 2003, which indicated that no additional impairment needed to be recorded. The Company will perform its next impairment test at the end of 2004.

         Net Income. For 2003, the Company recognized net income of $9.2 million compared to net income of $10.0 million for 2002. The decrease in net income was primarily attributable to a decrease in income from continuing operations of $0.9 million, a write-off of deferred financing costs of $0.2 million and the inclusion in 2002 of the after-tax gain of $4.3 million on the Disposition. These increases were partially offset by lower interest expense of $2.3 million and lower income tax expense of $0.6 million and the inclusion in 2002 of both the cumulative effect of change in accounting principle related to goodwill and masthead impairment losses in the amount of $1.5 million and the impairment of other assets of $0.2 million.

         EBITDA. EBITDA, (which is defined as earnings before interest, taxes, depreciation and amortization) for 2003 decreased by $6.8 million, or 13.1%, to $44.7 million, from $51.5 million for 2002. The decrease was primarily due to lower revenues of $4.0 million, a write-off of deferred financing costs of $0.2 million, higher selling, general and administration costs of $0.8 million, partially offset by lower operating costs of $0.6 million and a lower loss on sale of assets of $0.2 million. The decrease in EBITDA was further attributable to the inclusion in 2002 of an after-tax gain of $4.3 million on the Disposition, partially offset by the inclusion in 2002 of both cumulative effect of change in accounting principle related to goodwill and masthead impairment losses of $1.5 million and the impairment of other assets of $0.2 million. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. EBITDA is presented because the Company believes it is an indicative measure of the Company's operating performance and its ability to meet its debt service requirements and is used by investors and analysts to evaluate companies in its industry as a supplement to GAAP measures.

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

         The Company believes that net loss is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles net income (loss) to EBITDA.

                                               YEAR ENDED DECEMBER 31,
                                           --------------------------------
                                              2001       2002        2003
                                           ---------   --------    --------
                                                   (IN THOUSANDS)
Net income (loss) ......................   $ (9,080)   $  9,965    $  9,182
     Depreciation and amortization .....     21,315      17,027      13,912
     Interest expense ..................     31,658      25,447      23,125
     Income tax expense (benefit) ......        444        (927)     (1,475)
                                           --------    --------    --------
           EBITDA ......................   $ 44,337    $ 51,512    $ 44,744
                                           ========    ========    ========

         Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         Total Revenues. Total revenues for 2002 decreased by $2.4 million, or 1.2%, to $192.8 million. The decrease in total revenues for 2002 was comprised of a $1.1 million, or 0.7%, decrease in advertising revenue, a $0.1 million, or 0.4%, increase in circulation revenue and a $1.4 million, or 10.3%, decrease in job printing and other revenue. The advertising and printing revenue decrease was primarily driven by a decrease in classified recruitment and printing revenues of $2.2 million and $1.0 million, respectively, in the Chicago suburban market, as well as the discontinuation of two lower margin print jobs in the Company's community markets, partially offset by an increase in preprint and national advertising revenues of $0.9 million and $0.2 million, respectively.

         Operating Costs. Operating costs for 2002 were $90.4 million, or 46.9% of total revenues, which was a decrease of $8.2 million from 2001, when operating costs were $98.6 million, or 50.5% of total revenues. This decrease was primarily due to a decrease in newsprint costs of $5.0 million, delivery costs of $1.1 million and labor costs of $1.5 million resulting from a reduction in operating staff.

         Selling, General and Administrative. Selling, general and administrative expenses for 2002 decreased by $0.6 million to $53.2 million, or 27.6% of total revenues, from $53.8 million for 2001 when selling, general and administrative expenses were 27.6% of total revenues. The decrease was primarily due to a decrease in labor costs of $1.6 million resulting from reductions in administrative staff, partially offset by higher performance-based incentive compensation of $1.4 million.

         Depreciation and Amortization. Depreciation and amortization expense for 2002 decreased by $4.3 million to $17.0 million from $21.3 million for 2001 as a result of the adoption of SFAS No. 142 on January 1, 2002. For 2002, the Company recorded $11.9 million in amortization of intangible assets compared with $15.3 million for 2001. Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill. The Company also ceased amortization of its mastheads because it determined that the useful life of its mastheads was indefinite. Had SFAS No. 142 been adopted on January 1, 2001, income from continuing operations before income taxes and cumulative effect of change in accounting principle for 2001 would have been increased by $5.7 million had goodwill and mastheads not been amortized and reduced by $1.9 million due to the change in useful lives of advertiser and subscriber relationship intangible assets.

         Income from Continuing Operations. Income from continuing operations increased by $10.4 million from $21.5 million, or 11.0% of total revenues, for 2001 to $31.9 million, or 16.5% of total revenues, for 2002. The increase was primarily driven by decreases in operating costs, selling, general and administration expenses and amortization expense, partially offset by lower revenues.

         Interest Expense. Interest expense decreased by $6.2 million to $25.4 million for 2002 from $31.7 million for 2001. The decrease in interest expense was due to the reduction of indebtedness resulting from the application of proceeds from the Disposition and lower interest rates.

         Income Tax Expense (Benefit). Income tax expense of $0.4 million for 2001 decreased by $1.4 million to a tax benefit of $0.9 million for 2002. The decrease in income tax expense was due to a deferred tax benefit recognized in 2002.

         Income from Discontinued Operations. Income from discontinued operations was $4.3 million for 2002 compared to $1.5 million for 2001. The Disposition on January 7, 2002 resulted in a pre-tax gain of $7.0 million and an after-tax gain of $4.3 million.

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

         EBITDA. EBITDA for 2002 increased by $7.2 million to $51.5 million from $44.3 million for 2001. The increase was primarily due to the after-tax gain of $4.3 million on the Disposition, lower newsprint, delivery and labor costs. Partially offsetting the increases were cumulative effect of change in accounting principle related to goodwill and masthead impairment losses of $1.4 million, the impairment of other assets of $0.2 million, loss on sale of assets of $0.3 million and lower revenues. EBITDA as a percentage of total revenues increased from 22.7% to 26.7%. See "-- Year Ended December 31, 2003 Compared to Year Ended December 31, 2002" for a reconciliation of net loss to EBITDA for 2002 and 2001.

RECENT DEVELOPMENTS

         On February 3, 2004, the Company acquired the daily newspapers in Corning, New York, and Freeport, Illinois and received cash consideration from Lee Enterprises, Inc. in exchange for the Company's daily newspapers in Elko, Nevada and Burley, Idaho, as well as its weeklies in Hailey, Idaho and Jerome, Idaho. The transaction will be accounted for using the purchase method of accounting. The purchase price will be allocated to the assets acquired and the liabilities assumed according to their fair market values at the date of acquisition. The results of operations will be included in the consolidated financial statements from the date of acquisition.

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

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. The transition provisions of SFAS No. 142 require that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods adjusted accordingly. Prior to adoption of SFAS No. 142, advertiser and subscriber relationship intangible assets were amortized over estimated remaining useful lives of 40 and 33 years, respectively. The Company concluded that, based upon current economic conditions and its current pricing strategies, the remaining useful lives as of January 1, 2002 for advertiser and subscriber relationship intangible assets were 30 and 20 years, respectively, and the amortization periods have been adjusted accordingly.

Customer relationships unrelated to newspapers are amortized over 10 years. Non-compete agreements are amortized over periods of up to 10 years depending on the specifics of the agreement.

         Prior to the adoption of SFAS No. 142, the Company amortized goodwill and mastheads over 40 years. Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill. The amortization of mastheads was also discontinued because it was determined that the useful life of the mastheads is indefinite.

         The Company assesses impairment of goodwill and mastheads by using multiples of recent and projected revenues and EBITDA (earnings before interest, taxes, depreciation, and amortization) for individual or strategic regional clusters of properties to determine the fair value of the properties and deducts the fair value of assets other than goodwill and mastheads to arrive at the fair value of goodwill and mastheads. This amount is then compared to the carrying value of goodwill and mastheads to determine if any impairment has occurred. If the fair value is less than the carrying value, then the Company will consider whether a temporary or permanent impairment has occurred based on the specific facts and circumstances associated with the individual, or strategic regional clusters of, properties. The multiples of revenue and EBITDA used to determine fair value are based on the Company's experience in acquiring and selling properties and multiples reflected in the purchase prices of recent sales transactions of newspaper properties similar to those it owns.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities. Net cash provided by operating activities for the year ended December 31, 2003 decreased by $2.4 million to $22.8 million compared with net cash provided by operating activities of $25.2 million for the year ended December 31, 2002. The decrease is primarily due to a decrease in income from continuing operations before depreciation and amortization of $4.0 million. This decrease was partially offset by a decrease in working capital needs.

         Cash flows from investing activities. Net cash used in investing activities was $3.7 million for the year ended December 31, 2003 compared to net cash provided by investing activities of $24.0 million for the year ended December 31, 2002. The decrease of $27.7 million in cash flows was primarily due to the $26.5 million of proceeds from the Disposition in 2002 and the acquisition of a printing facility from Midland Communications for $2.5 million in 2003. For the year ended December 31, 2003, capital expenditures were $2.2 million, or 1.2% of revenues. The Company's capital expenditures consisted of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically acquiring community newspapers in contiguous markets and new markets.

         Cash flows from financing activities. Net cash used in financing activities was $18.7 million for the year ended December 31, 2003 compared to net cash used in financing activities of $48.9 million for the year ended December 31, 2002. The increase of $30.2 million in cash flows was primarily due to a repayment during 2002 under LGO's Amended and Restated Credit Agreement, dated as of April 18, 2000, as further amended, with a syndicate of financial institutions led by Citibank, N.A., with Citicorp USA, Inc. as administrative agent (the "Amended Credit Facility") using the Disposition proceeds of $26.5 million.

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

         The Term Loan B and the revolving credit facility bear interest, at LGO's option, equal to the Alternate Base Rate for an ABR loan (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate for a eurodollar loan (as defined in the Amended Credit Facility) plus an applicable margin. The applicable margin is based on: (1) whether the loan is an ABR loan or eurodollar loan; and (2) the ratio of (a) indebtedness of LGO and its subsidiaries that requires interest to be paid in cash to (b) pro forma EBITDA for the 12-month period then ended. The weighted average interest rate for the Amended Credit Facility in 2003 was 4.8%. LGO also pays an annual fee equal to the applicable eurodollar margin for the aggregate amount of outstanding letters of credit. Additionally, LGO pays a fee on the unused portion of the revolving credit facility. No principal payments are due on the revolving credit facility until the maturity date. As of December 31, 2003, the Term Loan B requires principal payments of $0.7 million in 2004, $26.9 million in 2005, $35.3 million in 2006 and $8.8 million in 2007. The Amended Credit Facility contains financial covenants that require LGO and LGP to satisfy specified quarterly financial tests, including a maximum senior leverage ratio, a minimum cash interest coverage ratio and a maximum leverage ratio. The Amended Credit Facility also contains affirmative and negative covenants customarily found in loan agreements for similar transactions.

         The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholder's equity, tangible equity and cash flow. Interest expense for the year ended December 31, 2003 was $23.1 million, including amortization of deferred financing costs of $1.2 million. The degree to which the Company is leveraged could have important consequences, including the following: (1) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on Operating Company's $180.0 million aggregate principal amount of 9 3/8% Senior Subordinated Notes (the "Notes") due February 1, 2008 and interest on other indebtedness, thereby reducing the funds available to the Company for other purposes; (2) indebtedness under the Amended Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (3) the Company is more leveraged than certain competitors in its industry, which might place the Company at a competitive disadvantage; (4) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (5) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

         As of December 31, 2003, approximately $78.1 million was outstanding under the Amended Credit Facility and the aggregate principal amount of the Notes outstanding was $180.0 million.

         On July 25, 2003, the Operating Company and LGP entered into an amendment to the Amended Credit Facility. The amendment permits LGP to issue debt in lieu of paying cash for the interest due on its 11 5/8% Senior Discount Debentures (the "Senior Discount Debentures") due February 1, 2009, and to issue debt in lieu of paying cash interest due on the additional debt that was issued in lieu of paying cash interest on its Senior Discount Debentures.

         Liquidity. The Company's principal sources of funds has historically been, and will be, cash provided by operating activities and borrowings under its revolving credit facility.

         The indentures relating to the Notes and the Amended Credit Facility impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company satisfy certain quarterly financial tests, including a maximum senior leverage ratio, a minimum cash interest coverage ratio and a maximum leverage ratio, limitations on capital expenditures and restrictions on the Company's ability to incur debt, pay dividends or take certain other corporate actions.

         Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, all required capital expenditures and pursue its business strategy for at least the next 12 months. With the revolving credit facility maturing in March 2005, the Company is currently considering various opportunities to refinance or extend the revolving credit facility, to amend the Amended Credit Facility or to enter into a new credit facility.

                             CONTRACTUAL OBLIGATIONS

    The following table reflects a summary of the Company's contractual obligations as of December 31, 2003 (in thousands):

                                               TOTAL      2004       2005       2006       2007        2008      THEREAFTER
                                             --------   --------   --------   --------   --------    --------    ----------
Long-term debt (principal only):
     9 3/8% senior subordinated notes ....   $180,000   $     --   $     --   $     --   $     --    $ 180,000    $     --
     Term Loan B .........................     71,757        744     26,862     35,321      8,830           --          --
     Revolving credit facility ...........      6,338         --      6,338         --         --           --          --
Operating leases:
     Real estate lease payments ..........      1,113        357        289        283        118           66          --
Other contractual obligations:
     Non-compete payments ................      1,147        282        282        177        177          121         108
     Finder fee payments .................        125        125         --         --         --           --          --
                                             --------   --------   --------   --------   --------    ---------    --------
                                             $260,480   $  1,508   $ 33,771   $ 35,781   $  9,125    $ 180,187    $    108
                                             ========   ========   ========   ========   ========    =========    ========

OFF-BALANCE SHEET ARRANGEMENTS

         The Company does not engage in off-balance sheet transactions, arrangements, obligations (including contingent obligations), and other relationships with unconsolidated entities of other persons that may have a material current or future effect on its financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

RELATED-PARTY TRANSACTIONS

         The Company paid $1.5 million in management fees in 2001, 2002 and 2003, respectively, and $375,000, $350,000 and $0 in other fees in 2001, 2002 and 2003, respectively, to Leonard Green & Partners, L.P. The Company is also obligated to pay other fees of $125,000 to Leonard Green & Partners, L.P. at December 31, 2003, which the parties have agreed will be paid in 2004 without any penalty or interest. See Item 13 "Certain Relationships and Related Transactions" for further discussion of this and other transactions.

NEW ACCOUNTING PRONOUNCEMENTS

         None.

RISK FACTORS FOR INVESTMENT CONSIDERATIONS

         THE COMPANY DEPENDS TO A GREAT EXTENT ON THE ECONOMIES AND THE DEMOGRAPHICS OF THE LOCAL COMMUNITIES THAT IT SERVES AND IS ALSO SUSCEPTIBLE TO GENERAL ECONOMIC DOWNTURNS, WHICH COULD HAVE A MATERIAL IMPACT ON ITS ADVERTISING AND CIRCULATION REVENUES AND ITS PROFITABILITY.

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

         THE COMPANY'S SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT ITS FINANCIAL HEALTH AND REDUCE THE FUNDS AVAILABLE TO IT FOR OTHER PURPOSES.

         The Company has, and intends to continue to have, a significant amount of indebtedness. As of December 31, 2003, the Company had total indebtedness of $259.4 million. The Company expects to incur additional indebtedness to fund operations, capital expenditures or future acquisitions. The Company's substantial indebtedness could adversely affect its financial health in the following ways:

         - a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its outstanding indebtedness, thereby reducing the funds available to it for other purposes;

         - indebtedness under the Amended Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates;

         - the Company is more leveraged than certain competitors in its industry, which might place it at a competitive disadvantage;

         - the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and

         - the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

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

         THE COMPANY INTENDS TO CONTINUE TO PURSUE ACQUISITION OPPORTUNITIES, WHICH MAY SUBJECT IT TO CONSIDERABLE BUSINESS AND FINANCIAL RISK.

         The Company has grown through, and anticipates that it will continue to grow through, acquisitions of paid daily and non-daily newspapers and free circulation and TMC publications. The Company continually evaluates potential acquisitions and intends to actively pursue acquisition opportunities, some of which could be significant. The Company may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. Acquisitions may expose the Company to particular business and financial risks that include:

         -        diverting management's attention;

         -        assuming liabilities;

         - incurring significant additional capital expenditures, transaction and operating expenses and non-recurring acquisition-related charges;

         - experiencing an adverse impact on the Company's earnings from the amortization or impairment of acquired goodwill and other intangible assets;

         - failing to integrate the operations and personnel of the acquired newspapers and publications;

         -        entering new markets with which the Company is not familiar;
                  and

         - failing to retain key personnel of the acquired newspapers and publications.

         The Company may not be able to successfully manage acquired newspapers and publications or improve its business, results of operations or financial condition from these acquired operations. If the Company is unable to successfully implement its acquisition strategy or address the risks associated with acquisitions, or if the Company encounters unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, its growth and ability to compete may be impaired, it may fail to achieve acquisition synergies and it may be required to focus resources on integration of operations rather than more profitable areas. In addition, the Company may compete for certain acquisition targets with companies having greater financial resources than it. The Company anticipates that it will finance acquisitions through cash provided by operating activities and borrowings under its revolving credit facility, which would reduce its cash available for other purposes, including the repayment of indebtedness.

         THE COMPANY'S BUSINESS MAY SUFFER IF THERE IS A SIGNIFICANT INCREASE IN THE PRICE OF NEWSPRINT OR A REDUCTION IN THE AVAILABILITY OF NEWSPRINT.

         The basic raw material for newspapers is newsprint. In 2003, the Company's newsprint consumption related to its publications totaled approximately $9.3 million, which was 5.2% of its total advertising and circulation revenues. The Company also incurred newsprint expense related to job printing and other of approximately $2.8 million in 2003. The Company has no long-term contracts to purchase newsprint. The Company's inability to obtain an adequate supply of newsprint in the future could have a material adverse effect on its ability to produce its publications. Historically, the price of newsprint has been cyclical and volatile, reaching approximately $682 per short ton in 1996 and as low as $409 per short ton in 1993. The average price of newsprint for December 2003, as reported by Pulp & Paper Week, was approximately $481 per short ton, compared to approximately $436 per short ton in December 2002. Significant increases in newsprint costs could have a material adverse effect on the Company's financial condition and results of operations. See Item 1. "Business -- Newsprint."

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

         The success of the Company's business is heavily dependent on its ability to retain its current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and the Company may not be able to retain its personnel. The Company has not entered into employment agreements with its key personnel, other than with Mr. Serota, and these individuals may not continue in their present capacity with the Company for any particular period of time. The Company does not have key man insurance for any executive officers or key personnel. The loss of any senior executive officer would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. The Company's inability to find a replacement for any departing executive officer on a timely basis could adversely affect its ability to operate and grow its business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Operating Company has a $135.0 million revolving credit facility and a separate Term Loan B that mature in March 2005 and 2007, respectively. Borrowings under the revolving credit facility and the Term Loan B bear interest at an annual rate, at the Company's option, equal to the Alternate Base Rate (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. As a result, the Company's interest expense will be affected by changes in the Alternate Base Rate or in the Adjusted LIBO Rate. At December 31, 2003, the Company had borrowings outstanding of approximately $6.3 million under the revolving credit facility and approximately $71.8 million under the Term Loan B. The weighted average interest rate for the Amended Credit Facility in 2003 was 4.8%. A hypothetical 100 basis point change in interest rates would impact annual interest expense by approximately $0.8 million based on the amount outstanding at December 31, 2003. For additional information regarding the Company's Amended Credit Facility, see
Item 7 " Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Newsprint is a commodity subject to supply and demand market conditions. See Item 1 "Business - Newsprint" for further discussion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information in response to this Item 8 is included in the consolidated financial statements and notes thereto, and related Independent Auditors' Report, appearing on pages 31-46 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

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

         As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

         There has been no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT

         The following table sets forth the name, age and position of LGO's directors, executive officers and other key employees as of March 30, 2004:

                     NAME                          AGE                         POSITION
------------------------------------------------   ---   -------------------------------------------------------
EXECUTIVE OFFICERS AND DIRECTORS:
Kenneth L. Serota...............................   42    President, Chief Executive Officer and Chairman  of the
                                                         Board of Directors
Daniel D. Lewis.................................   41    Chief Financial Officer
Scott T. Champion...............................   44    Executive Vice President and Chief Operating Officer --
                                                         Community Division
Gene A. Hall....................................   52    Senior Vice President
Randy Cope......................................   43    Executive Vice President
Kelly Luvison...................................   44    Executive Vice President

KEY EMPLOYEES:
Theodore G. Mike................................   57    Vice President-- Eastern Region
Gerald R. Smith.................................   55    President-- Liberty Group Suburban Newspapers, Inc.

         KENNETH L. SEROTA is LGO's President and Chief Executive Officer and has served in that capacity since January 1998. Mr. Serota is also the Chairman of the Board of Directors and has been a Director since January 1998. Mr. Serota has had equivalent titles and responsibilities at LGP during the same time periods. Previously, he served as Vice President-- Law & Finance and Secretary of Hollinger from May 1995 to December 1997 and as a director of its APC Division, which owned the publications initially acquired by us, from 1996 to 1997. Previously, Mr. Serota served as an attorney and a certified public accountant. Mr. Serota has significant experience negotiating and closing acquisitions of publications and primarily focuses his efforts on executing the Company's acquisition functions and overseeing all of its administrative and finance functions. Mr. Serota received a B.S. in Accountancy and a J.D. from the University of Illinois.

         DANIEL D. LEWIS is LGO's Chief Financial Officer with primary responsibility for its financial and accounting activities. He served as LGO's Vice President-- Finance and Secretary from May 2001 to May 2002. From September 1999 to May 2001, Mr. Lewis served as LGO's corporate controller. Mr. Lewis has had equivalent titles and responsibilities at LGP during the same time periods. Prior to joining us, Mr. Lewis served as a management consultant for PricewaterhouseCoopers LLP. In addition, Mr. Lewis has held management positions with Kraft Foods Inc. and Berkshire Hathaway Inc. Mr. Lewis is a certified public accountant.

         SCOTT T. CHAMPION is LGO's Executive Vice President and Chief Operating Officer -- Community Division and has primary responsibility for all community publications. Mr. Champion has been a Director of LGP since January 2000. In 1998, he served as LGO's Senior Vice President. Mr. Champion has had equivalent titles and responsibilities as an executive officer at LGP during the same time periods. Prior to 1998, he served as Senior Vice President, regional manager, and district manager of APC and had been employed at APC since 1988. Prior to his employment at APC, Mr. Champion served as the publisher of a group of privately owned publications. Mr. Champion has more than 19 years of experience in the newspaper industry.

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

         RANDALL W. COPE is LGO's Executive Vice President responsible for newspaper operations in Missouri, Kansas, Louisiana and Arkansas. Mr. Cope held the position of Vice President from December 1998 until he was named LGO's Executive Vice President in April 2002. Mr. Cope also oversees the Company's national classified advertising network. From 1995 to 1998, Mr. Cope was regional manager and publisher of the Northwest Arkansas Times in Fayetteville, Arkansas, which was owned by APC. Mr. Cope has 20 years of experience covering all areas of newspaper operations.

         KELLY M. LUVISON is LGO's Executive Vice President responsible for newspaper operations in western New York, Pennsylvania and West Virginia. Mr. Luvison served as regional manager for the Company since January 1998, was appointed a Vice President in January 2000 and Executive Vice President in April 2002. Prior to January 1998, Mr. Luvison was a regional manager for APC. Since 1996, Mr. Luvison has been publisher of the Evening Tribune in Hornell, New York, a newspaper the Company currently owns, and recently became the publisher of The Corning (NY) Leader, acquired by the Company on February 2, 2004, each in addition to his duties as a regional manager and Vice President.

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

AUDIT COMMITTEE FINANCIAL EXPERT

         There is currently no Audit Committee of LGO's Board of Directors. The Board of Directors of Parent has determined that the Audit Committee of Parent does not have an "audit committee financial expert" as that term is defined by the applicable rules and regulations of the Securities and Exchange Commission. However, the Board of Directors of Parent believes that each of the members of the Audit Committee of Parent have sufficient financial expertise and experience to effectively and competently discharge such director's responsibilities and duties as a member of the Audit Committee of Parent.

CODE OF BUSINESS CONDUCT AND ETHICS

         The Company has adopted a Code of Business Conduct and Ethics that applies to its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and all of its other employees. The Code of Business Conduct and Ethics is attached as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth the cash and non-cash compensation paid to LGO's chief executive officer and each of the four other most highly compensated executive officers of LGO who earned more than $100,000 in salary and bonus during 2003 (each a named executive officer and, collectively, the named executive officers):

SUMMARY COMPENSATION TABLE

                                                                       ANNUAL COMPENSATION
                                                              ----------------------------------------
                                                              FISCAL
NAME AND POSITION                                              YEAR         SALARY ($)       BONUS ($)
------------------------------------------------------        ------        ----------       ---------
Kenneth L. Serota.....................................         2003          505,500          150,000
    President and CEO                                          2002          478,008          675,000
                                                               2001          455,500               --

Scott T. Champion.....................................         2003          205,500           50,000
    Executive Vice President, Chief Operating                  2002          204,500          245,000
    Officer - Community Division                               2001          171,654           30,000

Gene A. Hall..........................................         2003          150,500           19,300
    Senior Vice President - Midwestern                         2002          130,500           75,000
    Region                                                     2001          150,500           30,000

Randall W. Cope.......................................         2003          160,500           70,000
    Executive Vice President - Missouri,                       2002          150,500           70,000
    Kansas and Arkansas                                        2001          150,500           25,000

Daniel D. Lewis.......................................         2003          140,500           20,000
    Chief Financial Officer                                    2002          130,500           55,000
                                                               2001          117,308           25,000

COMPENSATION OF DIRECTORS

         Individuals who are officers of LGO do not receive any compensation directly for their service on LGO's Board of Directors.

EMPLOYMENT AGREEMENT

         Amended and Restated Employment Agreement

         LGP, LGO and Kenneth Serota (and GEI I and GEI II for limited purposes therein) entered into an employment agreement, effective as of January 1, 2003, whereby Mr. Serota agreed to serve as President, Chief Executive Officer and Chairman of LGP, LGO and all of LGP's subsidiaries for a period ending on January 1, 2006 and for additional successive one-year periods thereafter, unless either LGO or Mr. Serota gives notice to the other 180 days prior to the end of the current employment term that such term shall not be so extended. For the term of the employment agreement, Mr. Serota shall also serve as a member of each of LGP's and LGP's subsidiaries' board of directors and executive or similar committees that have executive functions or responsibilities. Upon termination of the employment agreement for any reason, Mr. Serota will be entitled to all earned and unpaid compensation through the date of such termination, which does not include any portion of his bonus unless otherwise noted therein. The employment agreement also provides, subject to certain exceptions, that (a) upon a termination of Mr. Serota's employment during the term thereof by LGO without "cause" or by Mr. Serota for "good reason," including a "change of control," each as defined therein, LGO will pay Mr. Serota an amount equal to two years' base salary (or three years' base salary after a change of control) and a pro rata portion of his annual bonus, or (b) upon a termination due to the death or disability, as defined therein, of Mr. Serota, LGO will pay a pro rata portion of his annual bonus. Mr. Serota has no duty to mitigate any amounts owed resulting from the termination of his employment agreement.

         Mr. Serota will receive (1) an annual base salary of $500,000 until the end of the term, subject to any increase in salary granted by LGO's board of directors, (2) a bonus, based on the attainment of realistic applicable performance standards agreeable to LGO and Mr.

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

         Additionally, the employment agreement provided for, upon consummation of the initial public offering, which has since been postponed (1) all repurchase rights related to certain equity securities owned by Mr. Serota pursuant to Mr. Serota's previous employment agreement, dated as of November 21, 1997, as amended, will be terminated, and (2) Mr. Serota will receive (a) 200,000 shares of LGP Common Stock pursuant to an incentive award plan and a restricted stock agreement, and (b) a number of shares of LGP Common Stock equal to the result of (x) $1,000,000 divided by (y) the median of the range of the expected initial public offering price per share of the LGP Common Stock set forth in the Registration Statement immediately prior to the effective date of the initial public offering.

COMPENSATION PLANS

         Defined Contribution Plan

         The Parent maintains a defined contribution plan conforming to IRS rules for 401(k) plans, for all of its employees satisfying minimum service requirements as set forth under the plan. The plan allows for a matching contribution at the discretion of the Parent. The Company recorded approximately $296,000, $0 and $0 in expenses related to the plan in 2001, 2002 and 2003, respectively.

         Deferred Compensation Plans

         The Parent maintains three non-qualified deferred compensation plans, as described below, for certain of its employees.

         The Parent maintains the Liberty Group Publishing, Inc. Publishers' Deferred Compensation Plan, a non-qualified deferred compensation plan for the benefit of certain designated publishers of its newspapers. Under the publishers' plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula that is based upon the gross operating profits of each such publisher's newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the publishers' plan in the event that the publisher's employment with the Parent or the Company is terminated for "cause" as defined in the publishers' plan. Amounts credited to a participating publisher's bookkeeping account are distributable upon termination of the publisher's employment with the Parent or the Company and will be made in a lump sum or installments as elected by the publisher. The Company recorded $146,000, $169,000 and $159,000 of compensation expense related to the plan in 2001, 2002 and 2003, respectively.

         The Parent maintains the Liberty Group Publishing, Inc. Executive Benefit Plan, a non-qualified deferred compensation plan for the benefit of certain of its key employees. Under the executive benefit plan, The Company credits an amount, determined in its sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the executive benefit plan in the event that the key employee's employment with the Parent or the Company is terminated for "cause" as defined in the executive benefit plan. Amounts credited to a participating key employee's bookkeeping account are distributable upon termination of the key employee's employment with the Parent or the Company, and will be made in a lump sum or installments as elected by the key employee. The Company recorded $61,000, $61,000 and $77,000 of compensation expense related to the plan in 2001, 2002 and 2003, respectively.

         The Parent maintains the Liberty Group Publishing, Inc. Executive Deferral Plan, a non-qualified deferred compensation plan for the benefit of certain of its key employees. Under the executive deferral plan, eligible key employees may elect to defer a portion of their compensation for payment at a later date. Currently, the executive deferral plan allows a participating key employee to defer up to 100% of his or her annual compensation until termination of employment or such earlier period as elected by the participating key employee. Amounts deferred are credited to a bookkeeping account established by the Company for this purpose. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. Amounts deferred under the executive deferral plan are fully vested and nonforfeitable. The amounts in the bookkeeping account are payable to the key employee at the time and in the manner elected by the key employee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table provides summary information regarding the beneficial ownership of shares of Common Stock as of March 30, 2004. Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power.

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
   3000 Dundee Road, Suite 203
   Northbrook, IL 60062

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT SERVICES AGREEMENT

         On April 18, 2000, LGO entered into a management services agreement with Leonard Green & Partners, L.P., an affiliate of each of GEI II and GEI III, which acts as the manager under the agreement. The management services agreement provides that the manager will provide management, consulting and financial planning services and transaction-related financial advisory and investment banking services to LGO. The manager receives an annual fee of approximately $1.5 million as compensation for its management, consulting and financial planning services, which is payable in equal monthly installments and is subordinated in right of payment to the Notes and the Amended Credit Facility. The annual fee is recorded by the Company as selling, general and administrative expense within the consolidated statements of operations. The manager also receives reasonable and customary fees for transaction-related services and is reimbursed for out-of-pocket expenses. The management services agreement terminates on January 27, 2010.

         The Company paid $1.5 million in management fees in 2001, 2002 and 2003, respectively, and $375,000, $350,000, and $0 in other fees in 2001, 2002, and 2003, respectively, to Leonard Green & Partners, L.P. The Company is obligated to pay other fees to Leonard Green & Partners, L.P. of $125,000 at December 31, 2003, which the parties have agreed will be paid in 2004 without any penalty or interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP served as the Company's independent public accountants for the fiscal years ended December 31, 2002 and 2003. The Parent's audit committee has pre-approval policies and procedures in place that require it to approve all professional services of KPMG LLP prior to the rendering of such services.

Audit Fees. The aggregate audit fees of KPMG LLP for professional services rendered in connection with the audit of the Company's annual financial statements and the reviews of financial statements included in the Company's quarterly reports on Form 10-Q were approximately $375,000 and $365,000 for the fiscal years ended December 31, 2002 and 2003, respectively.

Audit Related Fees. The aggregate audit related fees billed by KPMG LLP for professional services rendered in connection with the audit of the Company's 401(k) plan was approximately $23,000 during each of the fiscal years ended December 31, 2002 and 2003.

Tax Fees. The aggregate tax fees billed by KPMG LLP for tax compliance, tax advice, and tax planning professional services were approximately $15,000 and $0 during the fiscal years ended December 31, 2002 and 2003.

All Other Fees. KPMG LLP did not provide any other professional services during the fiscal years ended December 31, 2002 and 2003.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. Consolidated Financial Statements.

         Independent Auditors' Report.

         Consolidated Balance Sheets as of December 31, 2002 and 2003.

         Consolidated Statements of Operations for the years ended December 31, 2001, 2002, and 2003.

         Consolidated Statements of Stockholder's Equity for the years ended December 31, 2001, 2002, and 2003.

         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002, and 2003.

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

(c) Exhibits.

         The exhibits filed as a part of this report are listed in the following
Exhibit Index.

                                INDEX to EXHIBITS

 EXHIBIT
    NO.                                        ITEMS
---------  ----------------------------------------------------------------------------------
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

 EXHIBIT
    NO.                                        ITEMS
---------  ----------------------------------------------------------------------------------
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

 EXHIBIT
    NO.                                        ITEMS
---------  ----------------------------------------------------------------------------------
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

*10.12     Liberty Group Publishing, Inc.'s Executive Benefit Plan.                             Incorporated by reference to
                                                                                                Exhibit 10.11 included on the
                                                                                                Company's 1998 10-K.

*10.13     Liberty Group Publishing, Inc.'s Executive Deferral Plan.                            Incorporated by reference to
                                                                                                Exhibit 10.12 included on the
                                                                                                Company's 1998 10-K.

*10.14     Liberty Group Publishing, Inc.'s 1999 Stock Option Plan.                             Incorporated by reference to
                                                                                                Exhibit 10.15 included on the
                                                                                                Company's 1999 10-K.

*10.15     Amended and Restated Employment Agreement, dated as of February 11,                  Incorporated by reference to
           2003, between Liberty Group Operating, Inc., Kenneth L. Serota, Liberty              Exhibit 10.25 included on the
           Group Publishing, Green Equity Investors II, L.P. and Green Equity                   Company's Annual Report on
           Investors III, L.P.                                                                  Form 10-K for the period
                                                                                                ended December 31, 2002.

 10.16     The Third Amendment to Credit Agreement, dated as of July 25, 2003, by and           Incorporated by reference to
           among Liberty Group Operating, Inc., Liberty Group Publishing, Inc., the             Exhibit 10.1 included on the
           Lenders party thereto, Citibank, N.A. and Citicorp USA, Inc.                         Company's June 30, 2003 10-Q.

 12        Ratio of Earnings to Fixed Charges                                                   Included herewith.

 14        Code of Business Conduct and Ethics                                                  Included herewith.

 21        Subsidiaries of Liberty Group Operating, Inc.                                        Incorporated by reference to
                                                                                                Exhibit 21 included on the
                                                                                                Company's 2001 10-K.

 31        Certifications Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002           Included herewith.

 32        Certifications Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002           Included herewith.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report.............................................................................   32
Consolidated Balance Sheets as of December 31, 2002 and 2003.............................................   33
Consolidated Statements of Operations for the years ended December 31, 2001, 2002 and 2003...............   34
Consolidated Statements of Stockholder's Equity for the years ended December 31, 2001, 2002 and 2003.....   35
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003...............   36
Notes to Consolidated Financial Statements...............................................................   37

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Liberty Group Operating, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty Group Operating, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Liberty Group Operating, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

                                              /s/ KPMG LLP

Chicago, Illinois
March 29, 2004

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                            ----------------------
                                                                                               2002         2003
                                                                                            ---------    ---------
Assets
Current assets:
   Cash and cash equivalents ............................................................   $   1,696    $   2,036
   Accounts receivable, net of allowance for
      doubtful accounts of $1,340 and $1,600 at December 31, 2002
      and 2003, respectively ............................................................      20,133       20,587
   Inventory ............................................................................       2,639        2,850
   Prepaid expenses .....................................................................       1,361        1,078
   Deferred income taxes ................................................................       1,713        1,432
   Other current assets .................................................................         326          184
                                                                                            ---------    ---------
Total current assets ....................................................................      27,868       28,167
   Property, plant and equipment, net ...................................................      48,654       45,771
   Goodwill .............................................................................     185,447      185,467
   Intangible assets, net ...............................................................     234,317      226,601
   Deferred financing costs, net ........................................................       4,968        3,597
   Other assets .........................................................................         395          466
                                                                                            ---------    ---------
Total assets ............................................................................   $ 501,649    $ 490,069
                                                                                            =========    =========
Liabilities and stockholder's equity Current liabilities:
   Current portion of Term Loan B .......................................................   $     744    $     744
   Current portion of long-term liabilities .............................................         509          407
   Accounts payable .....................................................................       2,166        2,920
   Accrued expenses .....................................................................      13,405       12,939
   Deferred revenue .....................................................................       8,591        8,500
                                                                                            ---------    ---------
Total current liabilities ...............................................................      25,415       25,510
Long-term liabilities:
   Borrowings under revolving credit facility ...........................................      21,845        6,338
   Term Loan B, less current portion ....................................................      71,756       71,013
   Long-term liabilities, less current portion ..........................................       1,139          865
   Senior subordinated notes ............................................................     180,000      180,000
   Deferred income taxes ................................................................      27,765       25,518
                                                                                            ---------    ---------
Total liabilities .......................................................................     327,920      309,243
Stockholder's equity:
   Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2002 and
      2003, respectively ................................................................          --           --
   Additional paid-in capital ...........................................................     176,862      176,879
   Retained earnings (accumulated deficit) ..............................................      (3,133)       3,947
                                                                                            ---------    ---------
Total stockholder's equity ..............................................................     173,729      180,826
                                                                                            ---------    ---------
Total liabilities and stockholder's equity ..............................................   $ 501,649    $ 490,069
                                                                                            =========    =========


          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                             2001         2002         2003
                                                          ---------    ---------    ---------
                                                                    (IN THOUSANDS)
REVENUES:
   Advertising ........................................   $ 147,977    $ 146,918    $ 143,958
   Circulation ........................................      33,228       33,353       32,731
   Job printing and other .............................      13,995       12,560       12,145
                                                          ---------    ---------    ---------
Total revenues ........................................     195,200      192,831      188,834
OPERATING COSTS AND EXPENSES:
   Operating costs ....................................      98,607       90,390       89,807
   Selling, general and administrative ................      53,764       53,201       54,018
   Depreciation and amortization ......................      21,315       17,027       13,912
   Loss on sale of assets .............................          --          325          104
                                                          ---------    ---------    ---------
Income from continuing operations .....................      21,514       31,888       30,993
Interest expense - debt ...............................      29,935       23,816       21,915
Interest expense - amortization of deferred
   financing costs ....................................       1,723        1,631        1,210
Impairment of other assets ............................          --          223           --
Write-off of deferred financing costs .................          --           --          161
                                                          ---------    ---------    ---------
Income (loss) from continuing operations before
   income taxes and cumulative effect of change
   in accounting principle ............................     (10,144)       6,218        7,707
Income tax expense (benefit) ..........................         444         (927)      (1,475)
                                                          ---------    ---------    ---------
Income (loss) from continuing operations before
   cumulative effect of change in accounting
   principle ..........................................     (10,588)       7,145        9,182
Income from discontinued operations, net of tax .......       1,508        4,269           --
                                                          ---------    ---------    ---------
Income (loss) before cumulative effect of change
   in accounting principle ............................      (9,080)      11,414        9,182
Cumulative effect of change
   in accounting principle, net of tax ................          --       (1,449)          --
                                                          ---------    ---------    ---------
Net income (loss) .....................................   $  (9,080)   $   9,965    $   9,182
                                                          =========    =========    =========

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                      RETAINED
                                               COMMON      COMMON     ADDITIONAL      EARNINGS
                                                STOCK      STOCK       PAID-IN      (ACCUMULATED
                                               SHARES      AMOUNT      CAPITAL        DEFICIT)         TOTAL
                                               ------      ------     ----------    ------------     ---------
                                                                        (IN THOUSANDS)

Balances at 12/31/00 ...................        100         $ --      $ 176,736      $  (3,012)      $ 173,724
   Net contributions of capital ........         --           --            109             --             109
   Dividend paid to Company's Parent ...         --           --             --            (63)            (63)
   Net loss ............................         --           --             --         (9,080)         (9,080)
                                                ---         ----      ---------      ---------       ---------
Balances at 12/31/01 ...................        100           --        176,845        (12,155)        164,690
   Net contributions of capital ........         --           --             17             --              17
   Dividend paid to Company's Parent ...         --           --             --           (943)           (943)
   Net income ..........................         --           --             --          9,965           9,965
                                                ---         ----      ---------      ---------       ---------
Balances at 12/31/02 ...................        100           --        176,862         (3,133)        173,729
   Net contributions of capital ........         --           --             17             --              17
   Dividend paid to Company's Parent ...         --           --             --         (2,102)         (2,102)
   Net income ..........................         --           --             --          9,182           9,182
                                                ---         ----      ---------      ---------       ---------
Balances at 12/31/03 ..................         100         $ --      $ 176,879      $   3,947       $ 180,826
                                                ===         ====      =========      =========       =========


          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                           --------------------------------
                                                                              2001        2002        2003
                                                                           ---------   ---------   ---------
                                                                                     (IN THOUSANDS)
Cash flows from operating activities:
   Net income (loss) ...................................................   $ (9,080)   $  9,965    $  9,182
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization .......................................     21,997      17,027      13,912
   Amortization of deferred financing costs ............................      1,723       1,631       1,210
   Non-cash compensation ...............................................        109          17          17
   Deferred taxes ......................................................         --      (1,234)     (1,966)
   Write-off of deferred financing costs ...............................         --          --         161
   Impairment of other assets ..........................................         --         223          --
   Loss on sale of fixed assets ........................................         --         325         104
   Gain from sale of discontinued operations, net of tax ...............         --      (4,269)         --
   Cumulative effect of change in accounting principle, net of tax .....         --       1,449          --
   Changes in assets and liabilities, net of acquisitions and dispositions:
      Accounts receivable, net .........................................      1,354         526          91
      Inventory ........................................................        218          49          69
      Prepaid expenses and other assets ................................       (314)       (202)        454
      Accounts payable .................................................       (242)       (117)        540
      Accrued expenses .................................................     (2,932)        (84)       (880)
      Deferred revenue .................................................         92        (139)        (91)
                                                                           --------    --------    --------
Net cash provided by operating activities ..............................     12,925      25,167      22,803
                                                                           --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment ..........................     (2,715)     (2,496)     (2,249)
   Proceeds from sale of publications and other assets .................         --      26,703         995
   Acquisitions and investments, net of cash acquired ..................       (615)       (255)     (2,481)
                                                                           --------    --------    --------
Net cash provided by (used in) investing activities ....................     (3,330)     23,954      (3,735)
                                                                           --------    --------    --------
Cash flows from financing activities:
   Repayments on Term Loan B ...........................................     (1,000)    (26,000)       (743)
   Net repayments under revolving credit facility ......................     (7,065)    (21,105)    (15,507)
   Dividends to Parent .................................................         --        (943)     (2,102)
   Repurchase of common stock ..........................................        (63)         --          --
   Payments on long-term liabilities ...................................     (1,029)       (851)       (376)
                                                                           --------    --------    --------
   Net cash used in financing activities ...............................     (9,157)    (48,899)    (18,728)
                                                                           --------    --------    --------
Net increase in cash and cash equivalents ..............................        438         222         340
Cash and cash equivalents, at beginning of period ......................      1,036       1,474       1,696
                                                                           --------    --------    --------
Cash and cash equivalents, at end of period ............................   $  1,474    $  1,696    $  2,036
                                                                           ========    ========    ========
Supplemental cash flow disclosure:
   Cash interest paid ..................................................   $ 32,130    $ 23,810    $ 21,604
   Income taxes paid ...................................................        505         480         408

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) Description of Business

         Liberty Group Operating, Inc. ("Operating Company," "LGO" or "Registrant") is a wholly-owned subsidiary of Liberty Group Publishing, Inc. ("Parent" or " LGP"). The Company ( as defined below) is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. As of December 31, 2003, the Company owns and operates 301 publications located in 17 states that reach approximately 2.37 million people on a weekly basis. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market. The Company has strategically clustered its publications in geographically diverse, non-metropolitan markets in the Midwest and Northeast United States and in the Chicago suburban market, which limits its exposure to economic conditions in any single market or region.

         The Company's portfolio of publications is comprised of 65 paid daily newspapers and 127 paid non-daily newspapers. In addition, the Company publishes 109 free circulation and "total market coverage," or TMC, publications with limited or no news or editorial content that it distributes free of charge and that generally provide 100% penetration in their areas of distribution. The Company believes that its publications are generally the most cost-effective method for its advertisers to reach substantially all of the households in their markets. Unlike large metropolitan newspapers, the Company derives a majority of its revenues from local display advertising rather than classified and national advertising, which are generally more sensitive to economic conditions.

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

         (D) Inventory

         Inventory consists principally of newsprint, which is valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO).

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

         (F) Goodwill and Intangible Assets

         Intangible assets consist of subscriber, advertiser and customer relationships, mastheads, and non-compete agreements with former owners of acquired newspapers. The excess of acquisition costs over the estimated fair value of net assets acquired is recorded as goodwill.

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. The transition provisions of SFAS No. 142 require that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods adjusted accordingly. Prior to adoption of SFAS No. 142, advertiser and subscriber relationship intangible assets were amortized over estimated remaining useful lives of 40 and 33 years, respectively. The Company concluded that, based upon current economic conditions and its current pricing strategies, the remaining useful lives as of January 1, 2002 for advertiser and subscriber relationship intangible assets were 30 and 20 years, respectively, and the amortization periods have been adjusted accordingly. Customer relationships unrelated to newspapers are amortized over 10 years. Non-compete agreements are amortized over periods of up to 10 years depending on the specifics of the agreement.

         Prior to the adoption of SFAS No. 142, the Company amortized goodwill and mastheads over 40 years. Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill. The amortization of mastheads was also discontinued because it was determined that the useful life of the mastheads is indefinite.

         The Company assesses impairment of goodwill and mastheads by using multiples of recent and projected revenues and EBITDA (earnings before interest, taxes, depreciation, and amortization) for individual or strategic regional clusters of properties to determine the fair value of the properties and deducts the fair value of assets other than goodwill and mastheads to arrive at the fair value of goodwill and mastheads. This amount is then compared to the carrying value of goodwill and mastheads to determine if any impairment has occurred. If the fair value is less than the carrying value, then the Company will consider whether a temporary or permanent impairment has occurred based on the specific facts and circumstances associated with the individual, or strategic regional clusters of, properties. The multiples of revenue and EBITDA used to determine fair value are based on the Company's experience in acquiring and selling properties and multiples reflected in the purchase prices of recent sales transactions of newspaper properties similar to those it owns.

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

         (I)Fair Value of Financial Instruments

         The Company has reviewed its cash equivalents, accounts receivable, accounts payable and accrued expenses and has determined that their carrying values approximate fair value due to the short maturity of these instruments. The Company's carrying values for its Term Loan B and its borrowings under the revolving credit facility approximate fair value due to the variable interest rates associated with these financial instruments. It is not practical to determine the fair value of the Notes, as defined below, as such security is not actively traded.

         (J) Cash Equivalents

         Cash equivalents represent highly liquid certificates of deposit with a maximum term at origination of three months or less.

         (K) Reclassifications

         Certain amounts in prior year's consolidated financial statements have been reclassified to conform to the 2003 presentation.

(2) ACQUISITION

         During December 2003, the Company entered into an agreement with Midland Communications to acquire a printing facility. The purchase price was $2,471. The Company has accounted for the acquisition using the purchase method of accounting. Accordingly, the cost has been allocated to the assets acquired and liabilities assumed based upon their respective fair values. The purchase price allocation for the Midland Communications acquisition is as follows:

Cash                                             $2,471
Legal and professional fees and other costs         132
                                                 ------
         Total purchase price                    $2,603
                                                 ======

Tangible net assets acquired                     $1,266
Customer relationship intangible assets           1,337
                                                 ------
         Total purchase price allocation         $2,603
                                                 ======

         The customer relationship intangible assets acquired are being amortized over 10 years. The results of operations are included in the consolidated financial statements since the date of acquisition.

(3) DISCONTINUED OPERATIONS

         The Company disposed of the assets of six related publications in one transaction on January 7, 2002 for cash proceeds of $26,519, resulting in a pre-tax gain of $6,997, or a gain of $4,269, net of the tax effect of $2,728 (the "Disposition"). As a result of the sale, the disposition of the assets has been accounted for as a discontinued operation, and, accordingly, amounts in the consolidated statements of operations for all periods presented have been reclassified to reflect the disposition as a discontinued operation. Income from discontinued operations for 2001 was $1,508, representing the operating results of the publications sold. Income from discontinued operations for 2002 consisted of the gain on sale of the publications.

(4) ACCOUNTS RECEIVABLE

         Net accounts receivable consisted of the following:

                                                                          DECEMBER 31,
                                                                   ------------------------
                                                                       2002         2003
                                                                   ----------    ----------
Accounts receivable.............................................   $   21,473    $   22,187
Allowance for doubtful accounts.................................       (1,340)       (1,600)
                                                                   ----------    ----------
                                                                   $   20,133    $   20,587
                                                                   ==========    ==========

         Activity in the allowance for doubtful accounts is summarized as follows:

                                                YEAR ENDED DECEMBER 31,
                                             -----------------------------
                                               2001       2002       2003
                                             -------    -------    -------
Beginning balance ........................   $ 1,523    $ 1,458    $ 1,340
Balance acquired from acquisitions .......        --         --        238
Balance relieved from dispositions .......        --        (32)        --
Bad debt expense .........................     1,249      1,119      1,295
Write-offs ...............................    (1,314)    (1,205)    (1,273)
                                             -------    -------    -------
Ending balance ...........................   $ 1,458    $ 1,340    $ 1,600
                                             =======    =======    =======

(5) PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following:

                                                            DECEMBER 31,
                                                       --------------------
                                                         2002        2003
                                                       --------    --------
Land ...............................................   $  7,864    $  7,826
Buildings and improvements .........................     26,853      26,098
Machinery and equipment ............................     29,965      32,048
Furniture and fixtures .............................      3,043       3,411
                                                       --------    --------
                                                         67,725      69,383
Less accumulated depreciation and amortization .....    (19,071)    (23,612)
                                                       --------    --------
                                                       $ 48,654    $ 45,771
                                                       ========    ========

(6) GOODWILL AND INTANGIBLE ASSETS

         Goodwill and intangible assets consisted of the following:

                                                    AS OF DECEMBER 31, 2002
                                      --------------------------------------------------
                                      GROSS CARRYING       ACCUMULATED      NET CARRYING
                                          AMOUNT          AMORTIZATION         AMOUNT
                                      --------------      ------------      ------------
Amortized intangible assets:
   Non-compete agreements.........      $   17,542         $   16,179       $     1,363
   Advertiser relationships.......         195,039             22,438           172,601
   Subscriber relationships.......          51,451              7,650            43,801
                                        ----------         ----------       -----------
Total.............................      $  264,032         $   46,267       $   217,765
                                        ==========         ==========       ===========
Non-amortized intangible assets:
   Goodwill.......................      $  185,447
   Mastheads......................          16,552
                                        ----------
Total.............................      $  201,999
                                        ==========

                                                    AS OF DECEMBER 31, 2003
                                      --------------------------------------------------
                                      GROSS CARRYING       ACCUMULATED      NET CARRYING
                                          AMOUNT          AMORTIZATION         AMOUNT
                                      --------------      ------------      ------------
Amortized intangible assets:
   Non-compete agreements.......        $   17,551         $   16,989       $       562
   Advertiser relationships.....           195,051             28,383           166,668
   Customer relationships.......             1,337                 --             1,337
   Subscriber relationships.....            51,454              9,974            41,480
                                        ----------         ----------       -----------
Total...........................        $  265,393         $   55,346       $   210,047
                                        ==========         ==========       ===========
Non-amortized intangible assets:
   Goodwill.....................        $  185,467
   Mastheads....................            16,554
                                        ----------
Total...........................        $  202,021
                                        ==========

Amortization expense for the years ended December 31, 2002 and 2003 was $11,904 and $9,079, respectively.

Estimated amortization expense:
   For the year ending December 31, 2004...............  $     8,575
   For the year ending December 31, 2005...............        8,534
   For the year ending December 31, 2006...............        8,531
   For the year ending December 31, 2007...............        8,531
   For the year ending December 31, 2008...............        8,403
   Thereafter..........................................      167,473

         The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

Balance as of January 1, 2003.......   $   185,447
Goodwill from acquisitions..........            20
                                       -----------
Balance as of December 31, 2003.....   $   185,467
                                       ===========

         After the Company's initial impairment test performed upon adoption of SFAS No. 142 on January 1, 2002, it was determined that the fair values of five properties were less than the net book value of the Company's goodwill and mastheads for such properties as of January 1, 2002. In the first quarter of 2002, a pre-tax goodwill and masthead impairment loss of $2,375 was recognized. The loss, which was $1,449, net of tax, was reported in the Company's consolidated earnings based on multiples of revenues and EBITDA (earnings before interest, taxes, depreciation, and amortization) reflected in the purchase prices of recent sales transactions of newspaper properties similar to those owned by the Company.

         The Company's annual impairment test conducted as of December 31, 2002 and 2003 indicated that no additional impairment would need to be recorded.

         The effect on the Company's net income (loss) as a result of the adoption of SFAS No. 142 is as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                           ------------------------------
                                                                              2001      2002      2003
                                                                           ---------  -------   --------
Reported net income (loss)...............................................  $ (9,080)  $ 9,965   $   9,182
Add back: Goodwill amortization..........................................     5,186        --          --
Add back: Masthead amortization..........................................       474        --          --
Adjust: Advertiser relationships amortization (change in useful life)....    (1,109)       --          --
Adjust: Subscriber relationships amortization (change in useful life)....      (797)       --          --
                                                                           --------   -------   ---------
Adjusted net income (loss)...............................................  $ (5,326)  $ 9,965   $   9,182
                                                                           ========   =======   =========

(7) ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                              DECEMBER 31,
                          ------------------
                            2002      2003
                          -------   -------
Accrued payroll .......   $ 2,024   $ 2,212
Accrued vacation ......       592       684
Accrued bonus .........     1,692       702
Accrued interest ......     7,391     7,702
Accrued other .........     1,624     1,639
                          -------   -------
                          $13,405   $12,939
                          =======   =======

(8) LEASE COMMITMENTS

         The future minimum lease payments related to the Company's non-cancelable operating lease commitments as of December 31, 2003 are as follows:

2004........................................  $   357
2005........................................      289
2006........................................      283
2007........................................      118
2008........................................       66
                                              -------
          Total minimum lease payments......  $ 1,113
                                              =======

         Rental expense under operating leases was $752, $815 and $786 for the years ended December 31, 2001, 2002 and 2003, respectively.

(9) SENIOR SUBORDINATED NOTES

         The acquisition of 166 newspapers from Hollinger in January 1998 was financed in part by: (i) $180,000 from the issuance and sale by the Operating Company of $180,000 aggregate principal amount of 9 3/8% Senior Subordinated Notes (the "Notes") due February 1, 2008 and (ii) $50,500 from the issuance and sale by LGP of $89,000 aggregate principal amount of 11 5/8% Senior Discount Debentures (the "Senior Discount Debentures") due February 1, 2009.

         The Notes are general unsecured obligations of the Operating Company, and are irrevocably and unconditionally jointly and severally guaranteed by each of the Operating Company's existing and future subsidiaries. As of February 1, 2003 the Notes are redeemable for cash at the option of the Operating Company at stipulated redemption amounts. In the event of a change in control (as defined in the Notes) of the Operating Company or the Company, the Company must offer to repurchase the Notes at 101% of their principal amount.

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

         On July 25, 2003, the Operating Company and LGP entered into an amendment to the Amended Credit Facility. The amendment permits LGP to issue debt in lieu of paying cash for the interest due on debt instruments issued by LGP.

         The Term Loan B and the revolving credit facility bear interest at the Operating Company's option equal to the Base Rate (as defined in the Amended Credit Facility) or the adjusted LIBO Rate for a eurodollar loan (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. There is an individual margin applicable to each of the Term Loan B and the revolving credit facility. The Operating Company pays a fee on the aggregate amount of outstanding letters of credit. The Operating Company also pays a fee on the unused portion of the revolving credit facility. No principal payments are due on the revolving credit facility until the maturity date. At December 31, 2003, the Operating Company had utilized $6,338 of the revolving credit facility and $71,757 was outstanding under the Term Loan B. The Term Loan B requires annual principal payments of $744 in 2004, $26,862 in 2005, $35,321 in 2006 and $8,830 in 2007. The average interest rate on borrowings under the Amended Credit Facility for 2003 was 4.8%.

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

         As of March 31, 2003, the Company had incurred $161 in legal and bank fees associated with a proposed amendment to its Amended Credit Facility. On March 31, 2003, the Company wrote off these costs because the Company postponed amending its Amended Credit Facility.

(11) LONG-TERM LIABILITIES

         Long-term liabilities principally represent amounts due under non-interest-bearing non-compete agreements through 2010 and deferred acquisition consideration to be paid in 2004.

         The aggregate amount of payments related to long-term liabilities at December 31, 2003 are as follows:

2004 .............   $  407
2005 .............      282
2006 .............      177
2007 .............      177
2008 .............      121
Thereafter .......      108
                     ------
                     $1,272
                     ======

(12) COMMON STOCK

         During January 1998, LGO issued 100 shares of common stock, par value $0.01 per share ("Common Stock"), to LGP. No shares of Common Stock have been issued since such time.

(13) INCOME TAXES

         Income tax expense (benefit) for the periods shown below consisted of:

                                      CURRENT    DEFERRED    TOTAL
                                      -------    --------   --------
Year ended December 31, 2001:
   U.S. Federal ...................   $    --    $    --    $    --
   State and local ................       444         --        444
                                      -------    -------    -------
                                      $   444    $    --    $   444
                                      =======    =======    =======
Year ended December 31, 2002:
   U.S. Federal ...................   $    --    $  (929)   $  (929)
   State and local ................       275       (273)         2
                                      -------    -------    -------
                                      $   275    $(1,202)   $  (927)
                                      =======    =======    =======

Year ended December 31, 2003:
   U.S. Federal ...................   $    --    $(1,519)   $(1,519)
   State and local ................       491       (447)        44
                                      -------    -------    -------
                                      $   491    $(1,966)   $(1,475)
                                      =======    =======    =======


         Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss from continuing operations before income taxes and cumulative effect of change in accounting principle as a result of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                               2001       2002       2003
                                                             --------   -------    -------
Computed "expected" tax benefit ..........................   $(3,449)   $ 2,114    $ 2,620
Increase (decrease)  in income taxes resulting from:
   Amortization of nondeductible goodwill ................     1,687         --         --
   State and local income taxes ..........................       293          1         29
   Nondeductible meals and entertainment .................        95         26         26
   Discontinued operations ...............................       513         79         --
   Other .................................................        --         --       (159)
   Change in Federal valuation allowance .................    (1,305)    (3,147)    (3,991)
                                                             -------    -------    -------
                                                             $   444    $   927    $(1,475)
                                                             =======    =======    =======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2003 are presented below:

                                                                                                 AS OF DECEMBER 31,
                                                                                               ---------------------
                                                                                                 2002        2003
                                                                                               --------    --------
Deferred tax assets:
   Accounts receivable, principally due to allowance for doubtful accounts ................    $    536    $    640
   Accrued expenses .......................................................................       1,177         703
   Net operating losses ...................................................................      20,795      23,830
                                                                                               --------    --------
Gross deferred tax assets .................................................................      22,508      25,173
Less: valuation allowance .................................................................      (4,948)       (250)
                                                                                               --------    --------
   Net deferred tax assets ................................................................      17,560      24,923
                                                                                               --------    --------
Deferred tax liabilities:
   Long-lived and intangible assets, principally due to differences in depreciation and
     amortization .........................................................................      43,612      49,009
                                                                                               --------    --------
   Net deferred tax liability .............................................................    $ 26,052    $ 24,086
                                                                                               ========    ========

The valuation allowance increased by $7,025 in 2001, decreased by $3,613 in 2002, and decreased by $4,698 in 2003, respectively. In assessing the realizabitlity of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the realizability of the Company's deferred tax assets, which are principally net operating loss carry-forwards, management considers the reversal of deferred tax liabilities which are scheduled to reverse during the carry-forward period and tax planning strategies.

         At December 31, 2003, the Company has net operating loss carry-forwards for Federal and state income tax purposes of $59,218, which are available to offset future taxable income, if any. These Federal and state net operating loss carry-forwards begin to expire in 2019 and 2004, respectively.

(14) EMPLOYEE BENEFIT PLANS

         The Parent maintains certain benefit plans for its employees.

         The Parent maintains a defined contribution plan conforming to IRS rules for 401(k) plans, for all of its employees satisfying minimum service requirements as set forth under the plan. The plan allows for a matching contribution at the discretion of the Parent. The Company recorded $296, $0, and $0 in expenses related to the plan in 2001, 2002 and 2003, respectively.

         The Parent maintains three non-qualified deferred compensation plans, as described below, for certain of its employees.

         The Parent maintains the Liberty Group Publishing, Inc. Publishers' Deferred Compensation Plan ("Publishers Plan"), a non-qualified deferred compensation plan for the benefit of certain designated publishers of the Company's newspapers. Under the Publishers Plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula which is based upon the gross operating profits of each such publisher's newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the Publishers Plan in the event that the publishers employment with the Parent or the Company is terminated for "cause" as defined in the Publishers Plan. Amounts credited to a participating publisher's bookkeeping account are distributable upon termination of the publisher's employment with the Parent or the Company and will be made in a lump sum or installments as elected by the publisher. The Company recorded $146, $169 and $159 of compensation expense related to the plan in 2001, 2002 and 2003, respectively.

         The Parent maintains the Liberty Group Publishing, Inc. Executive Benefit Plan ("Executive Benefit Plan"), a non-qualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Benefit Plan, the Company credits an amount, determined at the Company's sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the Executive Benefit Plan in the event that the key employee's employment with the Parent or the Company is terminated for "cause" as defined in the Executive Benefit Plan. Amounts credited to a participating key employee's bookkeeping account are distributable upon termination of the key employee's employment with the Parent or the Company, and will be made in a lump sum or installments as elected by the key employee. The Company recorded $61, $61 and $77 of compensation expense related to the plan in 2001, 2002 and 2003, respectively.

         The Parent maintains the Liberty Group Publishing, Inc. Executive Deferral Plan ("Executive Deferral Plan"), a non-qualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Deferral Plan, eligible key employees may elect to defer a portion of their compensation for payment at a later date. Currently, the Executive Deferral Plan allows a participating key employee to defer up to 100% of his or her annual compensation until termination of employment or such earlier period as elected by the participating key employee. Amounts deferred are credited to a bookkeeping account established by the Company for this purpose. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. Amounts deferred under the Executive Deferral Plan are fully vested and non-forfeitable. The amounts in the bookkeeping account are payable to the key employee at the time and in the manner elected by the key employee.

(15) RELATED-PARTY TRANSACTIONS

         The Company paid $1,500 in management fees in 2001, 2002, and 2003, respectively, and $375, $350, and $0 in other fees in 2001, 2002, and 2003, respectively, to Leonard Green & Partners, L.P. The Company is obligated to pay other fees to Leonard Green & Partners, L.P. of $125 at December 31, 2003, which the parties have agreed will be paid in 2004 without any penalty or interest.

(16) SUBSEQUENT EVENT

         On February 3, 2004, the Company acquired the daily newspapers in Corning, New York, and Freeport, Illinois and received cash consideration from Lee Enterprises, Inc. in exchange for the Company's daily newspapers in Elko, Nevada and Burley, Idaho, as well as its weeklies in Hailey, Idaho and Jerome, Idaho. The transaction will be accounted for using the purchase method of accounting. The purchase price will be allocated to the assets acquired and the liabilities assumed according to their fair market values at the date of acquisition. The results of operations will be included in the consolidated financial statements from the date of acquisition.

(17) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 2002 and 2003. The operating results for any given quarter are not necessarily indicative of results for any future period.

                                                                            2002 QUARTERS ENDED
                                                               --------------------------------------------
                                                                DEC. 31    SEPT. 30     JUNE 30    MAR. 31
                                                               --------    --------    --------    --------
REVENUES:
         Advertising .......................................   $ 37,604    $ 36,787    $ 38,686    $ 33,841
         Circulation .......................................      8,368       8,447       8,357       8,181
         Job printing and other ............................      3,201       3,242       3,114       3,003
                                                               --------    --------    --------    --------
Total revenues .............................................     49,173      48,476      50,157      45,025
OPERATING COSTS AND EXPENSES:
         Operating costs ...................................     23,184      22,798      22,716      21,692
         Selling, general and administrative ...............     13,388      13,498      13,646      12,669
         Depreciation and amortization .....................      4,297       4,265       4,283       4,182
         Loss (gain) on sale of assets .....................         (8)        333          --          --
                                                               --------    --------    --------    --------
Income from continuing operations ..........................      8,312       7,582       9,512       6,482
Interest expense - debt ....................................      5,740       5,903       6,000       6,173
Interest expense - amortization of deferred financing
costs ......................................................        666         322         316         324
Impairment of other assets .................................         --         223          --          --
                                                               --------    --------    --------    --------
Income (loss)  from continuing operations before
         income taxes and cumulative effect of change
         accounting principle ..............................      1,906       1,134       3,196         (18)
Income tax expense (benefit) ...............................       (711)       (264)        (85)        133
                                                               --------    --------    --------    --------
Income (loss) from continuing operations before
         cumulative effect of change in accounting
         principle .........................................      2,617       1,398       3,281        (151)
Income (loss) from discontinued operations, net
       of tax ..............................................        (73)         --          --       4,342
                                                               --------    --------    --------    --------
Income before cumulative effect of change
         in accounting principle ...........................      2,544       1,398       3,281       4,191
Cumulative effect of change
         in accounting principle, net of tax ...............         --          --          --      (1,449)
                                                               --------    --------    --------    --------
Net income .................................................   $  2,544    $  1,398    $  3,281    $  2,742
                                                               ========    ========    ========    ========

                                                                          2003 QUARTERS ENDED
                                                               ------------------------------------------
                                                               DEC. 31     SEPT. 30   JUNE 30     MAR. 31
                                                               --------    --------   -------    ---------
REVENUES:
   Advertising .............................................   $ 37,221    $ 35,996   $ 38,103   $ 32,638
   Circulation .............................................      8,198       8,219      8,236      8,078
   Job printing and other ..................................      3,166       2,953      2,985      3,041
                                                               --------    --------   --------   --------
      Total revenues .......................................     48,585      47,168     49,324     43,757
OPERATING COSTS AND EXPENSES:
   Operating costs .........................................     23,151      22,481     22,625     21,550
   Selling, general and administrative .....................     14,129      13,892     13,499     12,498
   Depreciation and amortization ...........................      3,264       3,485      3,559      3,604
   Loss (gain) of sale of assets ...........................        (32)        136         --         --
                                                               --------    --------   --------   --------
Income from operations .....................................      8,073       7,174      9,641      6,105
Interest expense - debt ....................................      5,370       5,449      5,503      5,593
Interest expense - amortization of deferred financing
  costs ....................................................        327         306        284        293
Write-off of deferred financing costs ......................         --          --         --        161
                                                               --------    --------   --------   --------
Income from operations before income taxes .................      2,376       1,419      3,854         58
Income tax expense (benefit) ...............................     (3,731)        600      1,551        105
                                                               --------    --------   --------   --------
Net income (loss) ..........................................   $  6,107    $    819   $  2,303   $    (47)
                                                               ========    ========   ========   ========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2004                 LIBERTY GROUP OPERATING, INC. (Registrant)

                                      By /s/ KENNETH L. SEROTA
                                         --------------------------------------
                                      Kenneth L. Serota,
                                      President, Chief Executive Officer and
                                      Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

Dated: March 30, 2004                 /s/ KENNETH L. SEROTA
                                      ------------------------------------------
                                      Kenneth L. Serota,
                                      President, Chief Executive Officer and
                                      Chairman of the Board of Directors
                                      (principal executive officer)

Dated: March 30, 2004                 /s/ DANIEL D. LEWIS
                                      ------------------------------------------
                                      Daniel D. Lewis,
                                      Chief Financial Officer
                                      (principal financial and accounting
                                      officer)

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                                      ITEMS
--------   ---------------------------------------------------------------------------------
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

EXHIBIT
  NO.                                      ITEMS
--------   ---------------------------------------------------------------------------------
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

EXHIBIT
  NO.                                      ITEMS
--------   ---------------------------------------------------------------------------------
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

*10.12     Liberty Group Publishing, Inc.'s Executive Benefit Plan.                             Incorporated by reference to
                                                                                                Exhibit 10.11 included on the
                                                                                                Company's 1998 10-K.

*10.13     Liberty Group Publishing, Inc.'s Executive Deferral Plan.                            Incorporated by reference to
                                                                                                Exhibit 10.12 included on the
                                                                                                Company's 1998 10-K.

*10.14     Liberty Group Publishing, Inc.'s 1999 Stock Option Plan.                             Incorporated by reference to
                                                                                                Exhibit 10.15 included on the
                                                                                                Company's 1999 10-K.

*10.15     Amended and Restated Employment Agreement, dated as of February 11,                  Incorporated by reference to
           2003, between Liberty Group Operating, Inc., Kenneth L. Serota, Liberty              Exhibit 10.25 included on the
           Group Publishing, Green Equity Investors II, L.P. and Green Equity                   Company's Annual Report on
           Investors III, L.P.                                                                  Form 10-K for the period
                                                                                                ended December 31, 2002.

 10.16     The Third Amendment to Credit Agreement, dated as of July 25, 2003, by and           Incorporated by reference to
           among Liberty Group Operating, Inc., Liberty Group Publishing, Inc., the             Exhibit 10.1 included on the
           Lenders party thereto, Citibank, N.A. and Citicorp USA, Inc.                         Company's June 30, 2003 10-Q.

 12        Ratio of Earnings to Fixed Charges                                                   Included herewith.

 14        Code of Business Conduct and Ethics                                                  Included herewith.

 21        Subsidiaries of Liberty Group Operating, Inc.                                        Incorporated by reference to
                                                                                                Exhibit 21 included on the
                                                                                                Company's 2001 10-K.

 31        Certifications Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002           Included herewith.

 32        Certifications Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002           Included herewith.


------------------
*        Management Contract/Compensatory Plan or Arrangement