Form 10-Q
period 2004-06-30
LIBERTY GROUP OPERATING INC
filed 2004-08-16
CIK 1056465

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     The number of shares outstanding of the Company's common stock, par value $0.01 per share, as of August 16, 2004: 100 shares.

================================================================================

                                TABLE OF CONTENTS


                                                                                                                                PAGE
                                                                                                                                ----
PART I - FINANCIAL INFORMATION

Item 1 Consolidated Financial Statements
     Consolidated Balance Sheets at June 30, 2004 (Unaudited) and December 31, 2003.........................................     3
     Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2004 and June 30, 2003 (Unaudited)     4
     Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and June 30, 2003 (Unaudited).............     5
     Notes to Unaudited Interim Consolidated Financial Statements...........................................................     6
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations................................     8
     Disclosure Regarding Forward-Looking Statements........................................................................    13
Item 3 Quantitative and Qualitative Disclosures About Market Risk...........................................................    14
Item 4 Controls and Procedures..............................................................................................    14

PART II - OTHER INFORMATION

Item 1 Legal Proceedings....................................................................................................    15
Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.....................................    15
Item 3 Defaults Upon Senior Securities......................................................................................    15
Item 4 Submission of Matters to a Vote of Security Holders..................................................................    15
Item 5 Other Information....................................................................................................    15
Item 6 Exhibits and Reports on Form 8-K.....................................................................................    15
Signatures..................................................................................................................    15

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 JUNE 30,    DECEMBER 31,
                                                                                  2004          2003
                                                                               ------------  -----------
                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................................     $  2,263     $  2,036
  Accounts receivable, net of allowance for doubtful accounts of $1,579 and
      $1,600 at June 30, 2004 and December 31, 2003, respectively .........       21,127       20,587
  Inventory ...............................................................        2,938        2,850
  Prepaid expenses ........................................................        1,773        1,078
  Deferred income taxes ...................................................        1,403        1,432
  Other current assets ....................................................          225          184
                                                                                --------     --------
Total current assets ......................................................       29,729       28,167
  Property, plant and equipment, net ......................................       45,567       45,771
  Goodwill ................................................................      183,885      185,467
  Intangible assets, net ..................................................      228,067      226,601
  Deferred financing costs, net ...........................................        3,004        3,597
  Other assets ............................................................          433          466
                                                                                --------     --------
Total assets ..............................................................     $490,685     $490,069
                                                                                ========     ========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Borrowings under revolving credit facility ..............................     $  1,530   $       --
  Current portion of Term Loan B ..........................................        8,903          744
  Current portion of long-term liabilities ................................          479          407
  Accounts payable ........................................................        1,859        1,747
  Accrued expenses ........................................................       13,939       14,111
  Deferred revenue ........................................................        8,863        8,500
                                                                                --------     --------
Total current liabilities .................................................       35,573       25,509
LONG-TERM LIABILITIES:
  Borrowings under revolving credit facility ..............................           --        6,338
  Term Loan B, less current portion .......................................       57,482       71,013
  Long-term liabilities, less current portion .............................          670          865
  Senior subordinated notes ...............................................      180,000      180,000
  Deferred income taxes ...................................................       30,017       25,518
                                                                                --------     --------
Total liabilities .........................................................      303,742      309,243
STOCKHOLDER'S EQUITY:
  Common stock, $0.01 par value, 1,000 shares authorized, 100 shares
    issued and outstanding at June 30, 2004 and December 31, 2003 .........           --           --
  Additional paid-in capital ..............................................      176,879      176,879
  Retained earnings .......................................................       10,064        3,947
                                                                                --------     --------
Total stockholder's equity ................................................      186,943      180,826
                                                                                --------     --------
Total liabilities and stockholder's equity ................................     $490,685     $490,069
                                                                                ========     ========


See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                            JUNE 30,                JUNE 30,
                                                                      -------------------     -------------------
                                                                       2004        2003        2004        2003
                                                                      -------     -------     -------     -------
REVENUES:
   Advertising ...................................................    $38,733     $36,871     $72,007     $68,481
   Circulation ...................................................      8,726       7,901      16,932      15,681
   Job printing and other ........................................      4,352       2,863       8,583       5,768
                                                                      -------     -------     -------     -------
      Total revenues .............................................     51,811      47,635      97,522      89,930
OPERATING COSTS AND EXPENSES:
   Operating costs ...............................................     24,420      21,797      47,415      42,537
   Selling, general and administrative ...........................     13,119      13,060      25,816      25,089
   Depreciation and amortization .................................      3,342       3,432       6,612       6,900
   Loss on sale of assets ........................................         26          --          26          20
                                                                      -------     -------     -------     -------
Income from continuing operations ................................     10,904       9,346      17,653      15,384

Interest expense - debt ..........................................      5,317       5,503      10,691      11,096

Interest expense - amortization of deferred financing costs.......        297         284         593         577
Write-off of deferred financing costs ............................         --          --          --         161
                                                                      -------     -------     -------     -------
Income from continuing operations before income taxes ............      5,290       3,559       6,369       3,550

Income tax expense ...............................................      3,188       1,406       3,694       1,511
                                                                      -------     -------     -------     -------
Income from continuing operations ................................      2,102       2,153       2,675       2,039
Income from discontinued operations, net of tax ..................         --         150       4,593         217
                                                                      -------     -------     -------     -------
Net income .......................................................    $ 2,102     $ 2,303     $ 7,268     $ 2,256
                                                                      =======     =======     =======     =======



See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    -----------------------
                                                                                      2004           2003
                                                                                    --------      ---------
Cash flows from operating activities:
      Net income ................................................................   $  7,268      $  2,256
Adjustments to reconcile net income to net cash provided by
      operating activities:
      Depreciation and amortization .............................................      6,612         6,900
      Amortization of deferred financing costs ..................................        593           577
      Non-cash compensation .....................................................         --             8
      Deferred taxes ............................................................      3,469         1,370
      Loss on sale of fixed assets ..............................................         26            20
      Write-off of deferred financing costs .....................................         --           161
      Income from discontinued operations, net of tax ...........................     (4,593)         (217)

    Changes in assets and liabilities, net of acquisitions and dispositions:
      Accounts receivable, net ..................................................       (594)         (554)
      Inventory .................................................................        (58)          315
      Prepaid expenses and other assets .........................................       (716)         (335)
      Accounts payable ..........................................................        112           164
      Accrued expenses ..........................................................       (737)       (1,154)
      Deferred revenue ..........................................................        (90)          (34)
                                                                                    --------      --------
Net cash provided by operating activities .......................................     11,292         9,477
                                                                                    --------      --------
Cash flow from investing activities:
      Purchases of property, plant and equipment ................................     (1,688)         (945)
      Payments for acquisitions..................................................        (32)           --
      Proceeds from exchange of publications and sales of other assets ..........      2,184           260
                                                                                    --------      --------
Net cash provided by (used in) investing activities .............................        464          (685)
                                                                                    --------      --------
Cash flows from financing activities:
      Repayments of Term Loan B .................................................     (5,372)           --
      Net borrowings under revolving credit facility ............................     (4,808)       (6,549)
      Dividends to Parent .......................................................     (1,151)         (335)
      Net payments on long-term liabilities .....................................       (198)         (270)
                                                                                    --------      --------
Net cash used in financing activities ...........................................    (11,529)       (7,154)
                                                                                    --------      --------
Net increase in cash and cash equivalents .......................................        227         1,638
Cash and cash equivalents, at beginning of period ...............................      2,036         1,696
                                                                                    --------      --------
Cash and cash equivalents, at end of period .....................................   $  2,263      $  3,334
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

                          LIBERTY GROUP OPERATING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

(1) THE COMPANY AND BASIS OF PRESENTATION


    Liberty Group Operating, Inc. ("Operating Company," LGO" or "Registrant") is a Delaware corporation formed on January 27, 1998 for the purpose of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly owned subsidiary of Hollinger International Inc. ("Hollinger"). LGO is a wholly owned subsidiary of Liberty Group Publishing, Inc. ("Parent" or "LGP"). The unaudited interim consolidated financial statements include the accounts of Operating Company and its consolidated subsidiaries (the "Company").

    The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. As of June 30, 2004, the Company owns and operates 289 publications located in 15 states that reach approximately 2.3 million people on a weekly basis. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market. The Company has strategically clustered its publications in geographically diverse, non-metropolitan markets in the Midwest and Northeast United States and in the Chicago suburban market, which limits its exposure to economic conditions in any single market or region.

    The Company's portfolio of publications is comprised of 64 paid daily newspapers and 120 paid non-daily newspapers. In addition, the Company publishes 105 free circulation and "total market coverage," or TMC, publications with limited or no news or editorial content that it distributes free of charge and that generally provide 100% penetration in their areas of distribution. The Company believes that its publications are generally the most cost-effective method for its advertisers to reach substantially all of the households in their markets. Unlike large metropolitan newspapers, the Company derives a majority of its revenues from local display advertising rather than classified and national advertising, which are generally more sensitive to economic conditions.

    The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim periods presented. The accompanying unaudited interim consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and June 30, 2003 should be read in conjunction with the audited consolidated financial statements of the Company included in LGO's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. The Company's results for the interim periods are not necessarily indicative of the results to be expected for the full year.


(2) RECLASSIFICATIONS

    Certain amounts in the prior year's unaudited interim consolidated financial statements have been reclassified to conform to the 2004 presentation.

(3) LEE EXCHANGE

    On February 3, 2004, the Company acquired the daily newspapers in Corning, New York and Freeport, Illinois from Lee Enterprises, Inc. in exchange for the Company's daily newspapers in Elko, Nevada and Burley, Idaho, as well as its weeklies in Haily, Idaho and Jerome, Idaho (the "Lee Exchange"). In conjunction with the Lee Exchange, the Company received cash proceeds of $1,994 (net of amount due to Lee). The Company used an independent third-party valuation firm to determine the fair value of the newspaper businesses acquired in the Lee Exchange, which collectively resulted in a pre-tax gain of $7,661, or a gain of $4,591, net of the tax effect of $3,070. The Company has accounted for the acquired newspaper businesses using the purchase accounting method. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values. An independent third-party valuation firm determined the fair values and estimated remaining useful lives for the advertiser and customer relationships and masthead intangible assets. Advertiser and customer relationships are being amortized over remaining useful lives of 30 and 20 years, respectively. Mastheads have not been amortized because their useful life was determined to be indefinite.

    The operating results of the acquired newspaper businesses from the Lee Exchange have been included in the unaudited interim consolidated financial statements since the exchange date. The operating results of the newspaper businesses disposed of in the Lee Exchange have been accounted for as a discontinued operation and, accordingly, such amounts have been reclassified to reflect the disposition as a discontinued operation for all periods presented. Income from discontinued operations for the six months ended June 30, 2004 includes operating income of $2 and a gain on the exchange of $4,591, net of tax.

    A computation of the gain on the exchange is as follow:

Fair value of newspaper businesses acquired .................................     $ 24,579
Cash consideration received from Lee, less amount due to Lee ................        1,994
                                                                                  --------
                                                                                    26,573
Net book value of newspaper businesses disposed .............................      (18,174)
Other liabilities ...........................................................         (270)
Legal and professional fees .................................................         (468)
                                                                                  --------
Gain on exchange before taxes ...............................................        7,661
Income tax expense ..........................................................        3,070
                                                                                  --------
      Gain on exchange, net of tax ..........................................     $  4,591
                                                                                  ========

    The purchase price allocation for the newspaper businesses acquired is as follows:

Fair value of newspaper businesses acquired .................................     $ 24,579
                                                                                  ========

Current assets ..............................................................     $    869
Property, plant, and equipment ..............................................        3,300
Advertiser customer relationships ...........................................        7,947
Subscriber customer relationships ...........................................        2,588
Mastheads ...................................................................        3,004
Current liabilities .........................................................         (920)
                                                                                  --------
      Remainder (goodwill) ..................................................     $  7,791
                                                                                  ========


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

    The Company's long-term strategy is pursued with a portfolio of properties that serve its customers in print and online. As of June 30,.2004, properties outside the metropolitan areas, also referred to as the community markets, represented 87% of the Company's 289 publications, while the group of publications in the western suburbs of Chicago, also referred to as the Chicago suburban market, accounted for 13% of its publications.

    On February 3, 2004, the Company acquired daily newspapers in Corning, New York and Freeport, Illinois (and received cash consideration) from Lee Enterprises, Inc. in exchange for daily newspapers in Elko, Nevada and Burley, Idaho and weekly newspapers in Hailey, Idaho and Jerome, Idaho (the "Lee Exchange"). In conjunction with the exchange, the Company received cash proceeds of $2.0 million (net of amount due to Lee). The Company used an independent third-party valuation firm to determine the fair value of the newspaper businesses acquired in the Lee Exchange, which collectively resulted in a pre-tax gain of $7.7 million, or a gain of $4.6 million, net of the tax effect of $3.1 million. The operating results of the acquired newspaper businesses from the Lee Exchange have been included in the unaudited interim consolidated financial statements since the exchange date. The operating results of the newspaper businesses disposed of in the Lee Exchange have been accounted for as a discontinued operation and, accordingly, such amounts have been reclassified to reflect the disposition as a discontinued operation for all periods presented. See Note 3 to the unaudited interim consolidated financial statements included herein.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated certain revenue and expense items (expressed as a percentage of total revenues):


                                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
..............................................................         JUNE 30,                JUNE 30,
                                                                --------------------    --------------------
..............................................................      2004       2003        2004        2003
                                                                ---------  ---------    ---------  ---------
REVENUES:
   Advertising...............................................     74.8%       77.4%        73.8%      76.2%
   Circulation ..............................................     16.8        16.6         17.4       17.4
   Job printing and other....................................      8.4         6.0          8.8        6.4
                                                                 -----       -----        -----      -----
      Total revenues.........................................    100.0       100.0        100.0      100.0
OPERATING COSTS AND EXPENSES:
   Operating costs...........................................     47.1        45.7         48.6       47.3
   Selling, general and administrative.......................     25.3        27.4         26.5       27.9
   Depreciation and amortization.............................      6.4         7.2          6.8        7.7
   Loss on sale of assets ...................................      0.1          --           --         --
                                                                 -----       -----        -----      -----
Income from continuing operations ...........................     21.1        19.7         18.1       17.1
Interest expense - debt .....................................     10.3        11.6         11.0       12.3
Interest expense - amortization of deferred financing costs..      0.6         0.6          0.6        0.6
Write-off of deferred financing costs........................       --         --            --        0.2
                                                                 -----       -----        -----      -----
Income from continuing operations before income taxes........     10.2         7.5          6.5        4.0
Income tax expense ..........................................      6.1         3.0          3.8        1.7
                                                                 -----       -----        -----      -----
Income from continuing operations............................      4.1         4.5          2.7        2.3
Income from discontinued operations, net of tax..............       --         0.3          4.7        0.2
                                                                 -----       -----        -----      -----
Net income ..................................................      4.1%        4.8%         7.4        2.5%
                                                                 =====       =====        =====      =====

              THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO
                    THREE AND SIX MONTHS ENDED JUNE 30, 2003

    Total Revenues. Total revenue for the quarter ended June 30, 2004 increased by $4.2 million, or 8.8%, to $51.8 million from $47.6 million for the quarter ended June 30, 2003. The increase in total revenue was comprised of a $1.9 million, or 5.1%, increase in advertising revenue, a $0.8 million, or 10.4%, increase in circulation revenue, and a $1.5 million, or 52.0%, increase in job printing and other revenue. The increase in advertising revenue was primarily due to same property increases in the Company's community and Chicago suburban markets of $0.3 million and $0.1 million, respectively, revenue from the newspaper businesses acquired in the Lee Exchange of $1.6 million, partially offset by a decrease in non-newspaper revenues of $0.2 million. The increase in circulation revenue was primarily due to the Lee Exchange of $0.9 million and higher circulation revenue in the Chicago suburban market of $0.1 million, partially offset by lower circulation revenues in the Company's community markets of $0.2 million. The increase in job printing and other revenue was primarily due to an increase in commercial printing in the Chicago suburban market due to the acquisition of a print facility in December 2003.

    Total revenue for the six months ended June 30, 2004 increased by $7.6 million, or 8.4%, to $97.5 million from $89.9 million for the six months ended June 30, 2003. The increase in total revenue was comprised of a $3.5 million, or 5.1%, increase in advertising revenue, a $1.3 million, or 8.0%, increase in circulation revenue, and a $2.8 million, or 48.8%, increase in job printing and other revenue. The increase in advertising revenue was primarily due to same property increases in the Company's community and Chicago suburban markets of $1.3 million and $0.2 million, respectively, and revenue from the newspaper businesses acquired in the Lee Exchange of $2.6 million, partially offset by a decrease in non-newspaper revenue of $0.5 million. The increase in circulation revenue was primarily due to the Lee Exchange of $1.5 million and higher circulation revenue in the Chicago suburban market of $0.1 million, partially offset by lower circulation revenues in the Company's community markets of $0.3 million. The increase in job printing and other revenue was primarily due to an increase in commercial printing in the Chicago suburban market due to the acquisition of a print facility in December 2003.

    Operating Costs. Operating costs for the quarter ended June 30, 2004 increased by $2.6 million, or 12.0%, to $24.4 million from $21.8 million for the quarter ended June, 30, 2003. The increase in operating costs was primarily due to operating costs from the newspaper businesses acquired in the Lee Exchange and the print facility acquired in December 2003 of $2.5 million and higher newsprint costs of $0.2 million. Operating costs for the six months ended June 30, 2004 increased by $4.9 million, or 11.5%, to $47.4 million from $42.5 million for the six months ended June 30, 2003. The increase in operating costs was primarily due to operating costs from the newspaper businesses acquired in the Lee Exchange and the print facility acquired in December 2003 of $4.4 million and higher newsprint costs of $0.4 million.

    Selling, General and Administrative. Selling, general and administrative expense for the quarter ended June 30, 2004 was $13.1 million, the same as the quarter ended June, 30, 2003. For the quarter, selling, general and administrative expenses increased by $0.6 million as a result of the newspaper businesses acquired in the Lee Exchange and the print facility acquired in December 2003, which was offset by lower communication costs of $0.1 million and reductions in labor costs of $0.5 million, resulting primarily from lower headcount and insurance costs. Selling, general and administrative expenses for the six months ended June 30, 2004 increased by $0.7 million, or 2.9%, to $25.8 million from $25.1 million for the six months ended June 30, 2003. The increase in selling, general and administrative expenses of $1.0 million was due primarily to selling, general and administrative costs from the newspaper businesses acquired in the Lee Exchange and the print facility acquired in December 2003, partially offset by a reduction in labor costs of $0.2 million, resulting primarily from lower insurance costs.

    Depreciation and Amortization. Depreciation and amortization expense for the quarter ended June 30, 2004 decreased by $0.1 million, or 2.6%, to $3.3 million from $3.4 million for the quarter ended June, 30, 2003. During the quarter ended June 30, 2004, the Company recorded $2.2 million in amortization of intangible assets, compared with $2.3 million for the quarter ended June 30, 2003. The decrease in amortization is primarily due to a decrease in non-compete intangible amortization resulting from certain non-compete assets that are now fully amortized partially offset by depreciation and amortization from the Lee Exchange and the print facility acquired in December. Depreciation and amortization expense for the six months ended June 30, 2004 decreased by $0.3 million, or 4.2%, to $6.6 million from $6.9 million for the six months ended June 30, 2003. During the six months ended June 30, 2004, the Company recorded $4.3 million in amortization of intangible assets, compared with $4.7 million for the six months ended June 30, 2003. The decrease in amortization is primarily due to a decrease in non-compete intangible amortization resulting from certain non-compete assets that are now fully amortized partially offset by depreciation and amortization from the Lee Exchange and the print facility acquired in December.

    EBITDA. The Company recorded net income of $2.1 million for the quarter ended June 30, 2004, compared to net income of $2.3 million for the quarter ended June 30, 2003. EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization) for the quarter ended June 30, 2004 increased by $1.1 million, or 8.0%, to $14.2 million from $13.2 million for the quarter ended June 30, 2003. The increase was primarily due to higher revenues of $4.2 million, partially offset by higher operating costs of $2.6 million and higher selling, general and administrative costs of $0.1 million. In addition, the quarter ended June 30, 2003 included income from discontinued operations before taxes, depreciation and amortization of $0.4 million from the disposed publications in the Lee Exchange. The Company recorded net income of $7.3 million for the six months ended June 30, 2004, compared to net income of $2.3 million for the six months ended June 30, 2003. EBITDA for the six months ended June 30, 2004 increased by $9.2 million, or 40.6%, to $32.0 million from $22.7 million for the six months ended June 30, 2003. The increase was primarily due to higher revenues of $7.6 million, partially offset by higher operating costs of $4.9 million and higher selling, general and administrative costs of $0.7 million. In addition, the six months ended June 30, 2004 included a gain of $7.7 million, before taxes, from the exchange of publications in the Lee Exchange, partially offset by the income from discontinued operations before taxes, depreciation and amortization of $0.6 million for the six months ended June 30, 2003. The six months ended June 30, 2003 also included a write-off of deferred financing costs of $0.2 million.

    EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered in isolation or as an alternative to income from operations, net income, cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. EBITDA is presented because the Company believes it is an indicative measure of the Company's operating performance and its ability to meet its debt service requirements and is used by investors and analysts to evaluate companies in its industry as a supplement to GAAP measures. Not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth herein may not be comparable to EBITDA reported by other companies. A substantial portion of the Company's EBITDA must be dedicated to the payment of interest on its outstanding indebtedness and to service other commitments, thereby reducing the funds available to the Company for other purposes. Accordingly, EBITDA does not represent an amount of funds that is available for management's discretionary use.

    The Company believes that net income is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles net income to EBITDA for the three and six months ended June 30, 2004 and 2003 (in thousands):


                                            THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                            ---------------------------     -------------------------
                                               2004           2003             2004            2003
                                            ---------     -------------     ----------     ----------
Net income ............................     $ 2,102          $ 2,303         $ 7,268        $ 2,256
  Depreciation and amortization (1) ...       3,342            3,554           6,657          7,163
  Interest expense ....................       5,614            5,787          11,284         11,673
  Income tax expense (2)...............       3,188            1,551           6,764          1,656
                                            -------          -------         -------        -------
EBITDA ................................     $14,246          $13,195         $31,973        $22,748
                                            =======          =======         =======        =======

(1) Depreciation and amortization expense for the three months ended June 30, 2003 includes $122 related to the newspaper businesses disposed of as part of the Lee Exchange. Depreciation and amortization expense for the six months ended June 30, 2004 and 2003 includes $45 and $263, respectively, related to the newspaper businesses disposed of as part of the Lee Exchange.

(2) Income tax expense for the six months ended June 30, 2004 consists of $3,070 of income tax expense related to the gain recorded on the Lee Exchange and $3,694 of income tax expense related to the income from continuing operations. Income tax expense for the three months ended June 30, 2003 consists of $1,406 related to continuing operations and $145 related to discontinued operations. Income tax expense for the six months ended June 30, 2003 consists of $1,511 related to continuing operations and $145 related to discontinued operations.

    Interest Expense. Interest expense for the quarter ended June 30, 2004 decreased by $0.2 million, or 3.0%, to $5.6 million from $5.8 million for the quarter ended June 30, 2003. Interest expense for the six months ended June 30, 2004 decreased by $0.4 million, or 3.3%, to $11.3 million from $11.7 million for the six months ended June 30, 2003.

    Write-off of Deferred Financing Costs. As of March 31, 2003, the Company incurred $0.2 million in legal and bank fees associated with a proposed amendment to its Amended Credit Facility (as defined below). On March 31, 2003, the Company wrote off these costs because the Company postponed amending its Amended Credit Facility.

    Income Tax Expense. Income tax expense for the quarter ended June 30, 2004 increased by $1.8 million, or 126.7%, to $3.2 million from $1.4 million for the quarter ended June 30, 2003. Income tax expense for the six months ended June 30, 2004 was $3.7 million compared to $1.5 million for the six months ended June 30, 2003. The increase of $2.2 million for the six months ended June 30, 2004 was primarily due to an increase in deferred federal income tax expense recognized by the Company for the three months ended June 30, 2004

    Income from Discontinued Operations. Income from discontinued operations, net of tax, for the quarter ended June 30, 2004 decreased by $0.2 million, or 100%, from $0.2 million for the quarter ended June 30, 2003. Income from discontinued operations was $4.6 million for the six months ended June 30, 2004 compared to $0.2 million for the six months ended June 30, 2003. The Lee Exchange on February 3, 2004 resulted in a pre-tax gain of $7.7 million and an after-tax gain of $4.6 million.

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

    The Company assesses impairment of goodwill and mastheads by using multiples of recent and projected revenues and EBITDA (earnings before interest, taxes, depreciation, and amortization) for individual or strategic regional clusters of properties to determine the fair value of the properties and deducts the fair value of assets other than goodwill and mastheads to arrive at the fair value of goodwill and mastheads. This amount is then compared to the carrying value of goodwill and mastheads to determine if any impairment has occurred. If the fair value is less than the carrying value, then the Company will consider whether a temporary or permanent impairment has occurred based on the specific facts and circumstances associated with the individual or strategic regional cluster of properties. The multiples of revenue and EBITDA used to determine fair value are based on the Company's experience in acquiring and selling properties and multiples reflected in the purchase prices of recent sales transactions of newspaper properties similar to those it owns.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary cash requirements are for working capital, borrowing obligations and capital expenditures. The Company has no material commitments for capital expenditures. The Company intends to continue to pursue its strategy of opportunistically acquiring community newspapers in contiguous markets and new markets. The Company's principal sources of funds have historically been, and will be, cash provided by operating activities and borrowings under its revolving credit facility.

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

    Cash flows from operating activities. Net cash provided by operating activities for the six months ended June 30, 2004 was $11.3 million compared with net cash provided by operating activities of $9.5 million for the six months ended June 30, 2003. The increase is primarily due to an increase in income from continuing operations before depreciation and amortization of $2.0 million, partially offset by an increase in working capital requirements for the six months ended June 30, 2004.

    Cash flows from investing activities. Net cash provided by investing activities was $0.5 million for the six months ended June 30, 2004 compared to net cash used in investing activities of $0.7 million for the six months ended June 30, 2003. The increase in cash flows was primarily due to an increase of $1.9 million in cash proceeds from the exchange of publications and sales of other assets, partially offset by an increase in capital expenditures of $0.7 million. The $2.2 million of cash proceeds from the exchange of publications and sales of other assets for the six months ended June 30, 2004 are proceeds from the Lee Exchange. The Company's capital expenditures consisted of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations and amounted to 1.7% of revenues.

    Cash flows from financing activities. Net cash used in financing activities was $11.5 million for the six months ended June 30, 2004 compared to net cash used in financing activities of $7.2 million for the six months ended June 30, 2003. The Company's financing activities for the six months ended June 30, 2004 reflects increased dividend payments to Parent and repayments of the Term Loan B and the revolving credit facility under LGO's Amended and Restated Credit Agreement, dated as of April 18, 2000, as further amended, with a syndicate of financial institutions led by Citibank, N.A., with Citicorp USA, Inc. as administrative agent (the "Amended Credit Facility"). The Company is subject to certain covenants that limit its ability to pay cash dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

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

    The Term Loan B and the revolving credit facility bear interest, at LGO's option, equal to the Alternate Base Rate for an ABR loan (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate for a eurodollar loan (as defined in the Amended Credit Facility) plus an applicable margin. The applicable margin is based on: (1) whether the loan is an ABR loan or eurodollar loan; and (2) the ratio of (a) indebtedness of LGO and its subsidiaries that requires interest to be paid in cash to (b) pro forma EBITDA for the 12-month period then ended. The weighted average interest rate for the Amended Credit Facility for the three and six months ended June 30, 2004 was 4.7%. LGO also pays an annual fee equal to the applicable eurodollar margin for the aggregate amount of outstanding letters of credit. Additionally, LGO pays a fee on the unused portion of the revolving credit facility. No principal payments are due on the revolving credit facility until the March 2005 maturity date. As of June 30, 2004, the Term Loan B requires principal payments of $0.3 million in 2004, $25.0 million in 2005, $32.8 million in 2006 and $8.2 million in 2007. The Amended Credit Facility contains financial covenants that require LGO and LGP to satisfy specified quarterly financial tests, including a maximum senior leverage ratio, a minimum cash interest coverage ratio and a maximum leverage ratio. The Amended Credit Facility also contains affirmative and negative covenants customarily found in loan agreements for similar transactions.

    The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholder's equity, tangible equity and cash flow. Interest expense for the three and six months ended June 30, 2004 was $5.6 and $11.3 million, respectively, including amortization of deferred financing costs of $0.3 million and $0.6 million, respectively. The degree to which the Company is leveraged could have important consequences, including the following: (1) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on Operating Company's $180.0 million aggregate principal amount of 9 3/8% Senior Subordinated Notes (the "Notes") due February 1, 2008 and interest on other indebtedness, thereby reducing the funds available to the Company for other purposes; (2) indebtedness under the Amended Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (3) the Company is more leveraged than certain competitors in its industry, which might place the Company at a competitive disadvantage; (4) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (5) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

    As of June 30, 2004, approximately $67.9 million was outstanding under the Amended Credit Facility (without giving effect to $2.2 million of outstanding letters of credit as of such date), and the aggregate principal amount of the Notes outstanding was $180.0 million.

    On July 25, 2003, the Operating Company and LGP entered into an amendment to the Amended Credit Facility. The amendment permits LGP to issue debt in lieu of paying cash for the interest due on debt instruments issued by LGP.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following table reflects a summary of the Company's contractual obligations as of June 30, 2004 (in thousands):


                                         TOTAL        2004         2005         2006         2007         2008     THEREAFTER
                                       --------     --------     --------     --------     --------     --------   ----------
Long-term debt (principal only):
  9 3/8% senior subordinated notes     $180,000     $     --     $     --     $     --     $     --     $180,000     $     --
  Term Loan B ......................     66,385          346       24,982       32,848        8,209           --           --
  Revolving credit facility ........      1,530           --        1,530           --           --           --           --
Operating leases:
  Real estate lease payments .......      1,296          238          435          427          123           71            2
Other contractual obligations:
  Non-compete payments .............        952           84          282          177          177          121          111
  Finder fee payments ..............        125          125           --           --           --           --           --

  Other ............................         72           72           --           --           --           --           --
                                       --------     --------     --------     --------     --------     --------     --------
                                       $250,360     $    865     $ 27,229     $ 33,452     $  8,509     $180,192     $    113
                                       ========     ========     ========     ========     ========     ========     ========


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

RELATED PARTY TRANSACTIONS

    The Company paid $370,000 in management fees for each of the quarters ended June 30, 2004 and 2003 to Leonard Green & Partners, L.P. The Company paid $740,000 in management fees for each of the six month periods ended June 30, 2004 and 2003 to Leonard Green & Partners, L.P. The Company was obligated to pay other fees to Leonard Green & Partners, L.P. of $125,000 at June 30, 2004.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "intends," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and expectations and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results of operations, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. As a result, no assurance can be given that the Company's future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. Such factors include, among others: (1) the Company's dependence on local economies and vulnerability to general economic conditions; (2) the Company's substantial indebtedness; (3) the Company's holding company structure;
(4) the Company's ability to implement its acquisition strategy, (5) the Company's competitive business environment, which may reduce demand for advertising and (6) the

Company's ability to attract and retain key employees. See "Risk Factors" beginning on page 20 of our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of the above factors and other factors. For purposes of this Form 10-Q, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The Company is not obligated and has no intention to update or revise these forward-looking statements to reflect new events, information or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Operating Company has a $135.0 million revolving credit facility and a separate Term Loan B that mature in March 2005 and 2007, respectively. Borrowings under the revolving credit facility and the Term Loan B bear interest at an annual rate, at Operating Company's option, equal to the Alternate Base Rate (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. As a result, Operating Company's interest expense will be affected by changes in the Alternate Base Rate or in the Adjusted LIBO Rate. At June 30, 2004, Operating Company had borrowings outstanding of $1.5 million under the revolving credit facility (without giving effect to $2.2 million of outstanding letters of credit as of such date) and $66.4 million under the Term Loan B. The weighted average interest rate for the Amended Credit Facility for the three and six months ended June 30, 2004 was 4.7%. A hypothetical 100 basis point change in interest rates would impact quarterly interest expense by approximately $0.2 million based on the balance outstanding at June 30, 2004. For additional information regarding the Company's Amended Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

    Newsprint is a commodity subject to supply and demand market conditions. See
Item 1 "Business-Newsprint" in the LGO's Form 10-K for the year ended December 31, 2003 for further discussion.

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

    As of June 30, 2004, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

    There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

    (b)  Reports on Form 8-K: None


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2004                      LIBERTY GROUP OPERATING, INC.

                                           /s/ KENNETH L. SEROTA
                                               ---------------------------------
                                               Kenneth L. Serota
                                               President, Chief Executive
                                               Officer and Chairman of the Board
                                               of Directors
                                               (principal executive officer)

                                           /s/ DANIEL D. LEWIS
                                               ---------------------------------
                                               Daniel D. Lewis
                                               Chief Financial Officer
                                               (principal financial and
                                               accounting officer)