Form 10-Q
period 2004-09-30
LIBERTY GROUP OPERATING INC
filed 2004-11-15
CIK 1056465

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

      The number of shares outstanding of the Company's common stock, par value $0.01 per share, as of November 15, 2004: 100 shares.

                               TABLE OF CONTENTS

                                                                                                                    PAGE
                                                                                                                    ----
PART I - FINANCIAL INFORMATION
Item 1 Consolidated Financial Statements
     Consolidated Balance Sheets (Unaudited) at September 30, 2004 and December 31, 2003..........................    3
     Consolidated Statements of Income (Unaudited) for the Three Months and Nine Months Ended
         September 30, 2004 and September 30, 2003................................................................    4
     Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2004 and
         September 30, 2003.......................................................................................    5
     Notes to Unaudited Interim Consolidated Financial Statements.................................................    6
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations......................    8
     Disclosure Regarding Forward-Looking Statements..............................................................   14
Item 3 Quantitative and Qualitative Disclosures About Market Risk.................................................   14
Item 4 Controls and Procedures....................................................................................   14
PART II - OTHER INFORMATION
Item 1 Legal Proceedings..........................................................................................   15
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds................................................   15
Item 3 Defaults Upon Senior Securities............................................................................   15
Item 4 Submission of Matters to a Vote of Security Holders........................................................   15
Item 5 Other Information..........................................................................................   15
Item 6 Exhibits ..................................................................................................   15
Signatures........................................................................................................   15

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                              (EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                                                   2004              2003
                                                                                              -------------      ------------
                                               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents...............................................................    $       2,072      $      2,036
  Accounts  receivable, net of allowance for doubtful accounts of $1,697 and $1,600 at
    September 30, 2004 and December 31, 2003, respectively................................           21,357            20,587
  Inventory...............................................................................            2,935             2,850
  Prepaid expenses........................................................................            1,746             1,078
  Deferred income taxes...................................................................            1,498             1,432
  Other current assets....................................................................              179               184
                                                                                              -------------      ------------
Total current assets......................................................................           29,787            28,167
  Property, plant and equipment, net......................................................           45,489            45,771
  Goodwill................................................................................          184,198           185,467
  Intangible assets, net..................................................................          226,503           226,601
  Deferred financing costs, net...........................................................            2,707             3,597
  Other assets............................................................................              433               466
                                                                                              -------------      ------------
Total assets..............................................................................    $     489,117      $    490,069
                                                                                              =============      ============
                                LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Borrowings under revolving credit facility..............................................    $       7,411      $        --
  Current portion of Term Loan B..........................................................           15,885               744
  Current portion of other long-term liabilities..........................................              353               407
  Accounts payable........................................................................            1,452             1,747
  Accrued expenses........................................................................            8,849            14,111
  Deferred revenue........................................................................            8,724             8,500
                                                                                              -------------      ------------
Total current liabilities.................................................................           42,674            25,509
LONG-TERM LIABILITIES:
  Borrowings under revolving credit facility, less current portion........................               --             6,338
  Term Loan B, less current portion.......................................................           46,672            71,013
  Other long-term liabilities, less current portion.......................................              607               865
  Senior subordinated notes...............................................................          180,000           180,000
  Deferred income taxes...................................................................           31,443            25,518
                                                                                              -------------      ------------
Total liabilities.........................................................................          301,396           309,243
STOCKHOLDER'S EQUITY:
  Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued
    and outstanding at  September 30, 2004 and December 31, 2003..........................               --                --
  Additional paid-in capital..............................................................          176,879           176,879
  Retained earnings.......................................................................           10,842             3,947
                                                                                              -------------      ------------
Total stockholder's equity................................................................          187,721           180,826
                                                                                              -------------      ------------
Total liabilities and stockholder's equity................................................    $     489,117      $    490,069
                                                                                              =============      ============

See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                               SEPTEMBER 30,            SEPTEMBER 30,
                                                                           --------------------     ---------------------
                                                                             2004        2003         2004         2003
                                                                           --------     -------     --------     --------
REVENUES:
   Advertising.......................................................      $ 37,514     $34,821     $109,521     $103,302
   Circulation ......................................................         8,775       7,908       25,706       23,589
   Job printing and other ...........................................         4,080       2,844       12,664        8,613
                                                                           --------     -------     --------     --------
      Total revenues ................................................        50,369      45,573      147,891      135,504
OPERATING COSTS AND EXPENSES:
   Operating costs ..................................................        24,325      21,644       71,740       64,182
   Selling, general and administrative ..............................        13,697      13,448       39,509       38,534
   Depreciation and amortization ....................................         3,318       3,327        9,930       10,227
   Loss on sale of assets ...........................................            --         104           30          123
                                                                           --------     -------     --------     --------
Income from continuing operations ...................................         9,029       7,050       26,682       22,436
Interest expense - debt .............................................         5,343       5,449       16,033       16,546
Interest expense - amortization of deferred financing costs .........           297         306          890          883
Write-off of deferred financing costs ...............................            --          --           --          161
                                                                           --------     -------     --------     --------
Income from continuing operations before income taxes ...............         3,389       1,295        9,759        4,846
Income tax expense ..................................................         1,461         599        5,155        2,256
                                                                           --------     -------     --------     --------
Income from continuing operations ...................................         1,928         696        4,604        2,590
Income from discontinued operations, net of tax .....................            --         123        4,593          485
                                                                           --------     -------     --------     --------
Net income..........................................................       $  1,928     $   819     $  9,197     $  3,075
                                                                           ========     =======     ========     ========

 See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP OPERATING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                      ----------------------
                                                                                        2004          2003
                                                                                      --------      --------
Cash flows from operating activities:

   Net income ...................................................................     $  9,197      $  3,075
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ................................................        9,930        10,227
   Amortization of deferred financing costs .....................................          890           883
   Non-cash compensation ........................................................           --            13
   Deferred taxes ...............................................................        4,931         1,878
   Loss on sale of assets .......................................................           30           123
   Write-off of deferred financing  costs .......................................           --           161
   Income from discontinued operations, net of tax ..............................       (4,593)         (485)

   Changes in assets and liabilities, net of acquisitions and dispositions:

     Accounts receivable, net ...................................................         (766)          326
     Inventory ..................................................................          (45)          277
     Prepaid expenses and other assets ..........................................         (641)         (536)
     Accounts payable ...........................................................         (322)          157
     Accrued expenses ...........................................................       (5,774)       (3,357)
     Deferred revenue ...........................................................         (277)          (92)
                                                                                      --------      --------
Net cash provided by operating activities .......................................       12,560        12,650
                                                                                      --------      --------
Cash flows from investing activities:
   Purchases of property, plant and equipment ...................................       (2,738)       (1,566)
   Payments for acquisitions ....................................................         (968)          (45)
   Proceeds from exchange of publications and sales of other assets .............        1,994         1,050
                                                                                      --------      --------
 Net cash used in investing activities ..........................................       (1,712)         (561)
                                                                                      --------      --------
 Cash flows from financing activities:
   Repayments of Term Loan B ....................................................       (9,200)           --
   Net borrowing (repayments) under revolving credit facility ...................        1,073        (7,651)
   Dividends to Parent ..........................................................       (2,302)       (1,488)

   Net payments on other long-term liabilities ..................................         (383)         (346)
                                                                                      --------      --------
 Net cash used in financing activities ..........................................      (10,812)       (9,485)
                                                                                      --------      --------
 Net increase in cash and cash equivalents ......................................           36         2,604
 Cash and cash equivalents, at beginning of period ..............................        2,036         1,696
                                                                                      --------      --------
 Cash and cash equivalents, at end of period ....................................     $  2,072      $  4,300
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

                          LIBERTY GROUP OPERATING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

(1) THE COMPANY AND BASIS OF PRESENTATION

      Liberty Group Operating, Inc. (Operating Company," LGO" or "Registrant") is a Delaware corporation formed on January 27, 1998 for the purpose of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly owned subsidiary of Hollinger International Inc. ("Hollinger"). LGO is a wholly owned subsidiary of Liberty Group Publishing Company, Inc. ("Parent" or "LGP"). The unaudited interim consolidated financial statements include the accounts of Operating Company and its consolidated subsidiaries (the "Company").

      The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. As of September 30, 2004, the Company owns and operates 288 publications located in 15 states that reach approximately 2.1 million people on a weekly basis. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market. The Company has strategically clustered its publications in geographically diverse, non-metropolitan markets in the Midwest and Northeast United States and in the Chicago suburban market, which limits its exposure to economic conditions in any single market or region.

      The Company's portfolio of publications is comprised of 64 paid daily newspapers and 119 paid non-daily newspapers. In addition, the Company publishes 105 free circulation and "total market coverage," or TMC, publications with limited or no news or editorial content that it distributes free of charge and that generally provide 100% penetration in their areas of distribution. The Company believes that its publications are generally the most cost-effective method for its advertisers to reach substantially all of the households in their markets. Unlike large metropolitan newspapers, the Company derives a majority of its revenues from local display advertising rather than classified and national advertising, which are generally more sensitive to economic conditions.

      The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim periods presented. The accompanying unaudited interim consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and September 30, 2003 should be read in conjunction with the audited consolidated financial statements of the Company included in LGO's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. The Company's results for the interim periods are not necessarily indicative of the results to be expected for the full year.

(2) RECLASSIFICATIONS

      Certain amounts in the prior year's unaudited interim consolidated financial statements have been reclassified to conform to the 2004 presentation.

(3) LEE EXCHANGE

      On February 3, 2004, the Company acquired the daily newspapers in Corning, New York and Freeport, Illinois from Lee Enterprises, Inc. in exchange for the Company's daily newspapers in Elko, Nevada and Burley, Idaho, as well as its weeklies in Haily, Idaho and Jerome, Idaho (the "Lee Exchange"). In conjunction with the Lee Exchange, the Company received cash proceeds of $1,804. The Company used an independent third-party valuation firm to determine the fair value of the newspaper businesses acquired in the Lee Exchange, which collectively resulted in a pre-tax gain of $7,661, or a gain of $4,591, net of the tax effect of $3,070. The Company has accounted for the acquired newspaper businesses using the purchase accounting method. Accordingly, the fair value of the newspaper business acquired has been allocated to the assets acquired and liabilities assumed based on their respective fair values. An independent third-party valuation firm determined the fair values and estimated remaining useful lives for the advertiser and customer relationships and masthead intangible assets. Advertiser and customer relationships are being amortized over remaining useful lives of 30 and 20 years, respectively. Mastheads have not been amortized because their useful life was determined to be indefinite.

      The operating results of the acquired newspaper businesses from the Lee Exchange have been included in the unaudited interim consolidated financial statements since the exchange date. The operating results of the newspaper businesses disposed of in the Lee Exchange have been accounted for as a discontinued operation and, accordingly, such amounts have been reclassified to reflect the disposition as a discontinued operation for all periods presented. Income from discontinued operations for the nine months ended September 30, 2004 includes operating income of $2 and a gain on the exchange of $4,591, net of tax.

      A computation of the gain on the exchange is as follows:

Fair value of newspaper businesses acquired ...     $ 24,579
Cash consideration received from Lee ..........        1,994
                                                    --------
                                                      26,573

Net book value of newspaper businesses disposed      (18,174)
Other liabilities .............................         (270)
Legal and professional fees ...................         (468)
                                                    --------
Gain on exchange before taxes .................        7,661
Income tax expense ............................        3,070
                                                    --------
      Gain on exchange, net of tax ............     $  4,591
                                                    ========

      The fair value allocation for the newspaper businesses acquired is as follows:

Fair value of newspaper businesses acquired     $ 24,579
                                                ========
Current assets ............................     $    869
Property, plant, and equipment ............        3,300
Advertiser customer relationships .........        7,947
Subscriber customer relationships .........        2,588
Mastheads .................................        3,004
Current liabilities .......................         (920)
                                                --------
      Remainder (goodwill) ................     $  7,791
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

      The Company's long-term strategy is pursued with a portfolio of properties that serve its customers in print and online. As of September 30, 2004, properties outside the metropolitan areas, also referred to as the community markets, represented 88% of the Company's 288 publications, while the group of publications in the western suburbs of Chicago, also referred to as the Chicago suburban market, accounted for 12% of its publications.

      On February 3, 2004, the Company acquired daily newspapers in Corning, New York and Freeport, Illinois (and received cash consideration) from Lee Enterprises, Inc. in exchange for daily newspapers in Elko, Nevada and Burley, Idaho and weekly newspapers in Hailey, Idaho and Jerome, Idaho (the "Lee Exchange"). In conjunction with the exchange, the Company received cash proceeds of $2.0 million. The Company used an independent third-party valuation firm to determine the fair value of the newspaper businesses acquired in the Lee Exchange, which collectively resulted in a pre-tax gain of $7.7 million, or a gain of $4.6 million, net of the tax effect of $3.1 million. The operating results of the acquired newspaper businesses from the Lee Exchange have been included in the unaudited interim consolidated financial statements since the exchange date. The operating results of the newspaper businesses disposed of in the Lee Exchange have been accounted for as a discontinued operation and, accordingly, such amounts have been reclassified to reflect the disposition as a discontinued operation for all periods presented. See Note 3 to the unaudited interim consolidated financial statements included herein.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain revenue and expense items (expressed as a percentage of total revenues):

                                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                               ------------------    -----------------
                                                                2004       2003       2004       2003
                                                                -----      -----      -----      -----
REVENUES:

   Advertising ............................................      74.5%      76.4%      74.1%      76.2%
   Circulation ............................................      17.4       17.4       17.4       17.4
   Job printing and other .................................       8.1        6.2        8.5        6.4
                                                                -----      -----      -----      -----
      Total revenues ......................................     100.0      100.0      100.0      100.0
OPERATING COSTS AND EXPENSES:
   Operating costs ........................................      48.3       47.5       48.6       47.4
   Selling, general and administrative ....................      27.2       29.5       26.7       28.4
   Depreciation and amortization ..........................       6.6        7.3        6.7        7.5
   Loss on sale of assets .................................        --        0.2         --        0.1
                                                                -----      -----      -----      -----

Income from continuing operations .........................      17.9       15.5       18.0       16.6
Interest expense - debt ...................................      10.6       12.0       10.8       12.2
Interest expense - amortization of deferred financing costs       0.6        0.7        0.6        0.7
Write-off of deferred financing costs .....................        --         --         --        0.1
                                                                -----      -----      -----      -----
Income from continuing operations before income taxes .....       6.7        2.8        6.6        3.6

Income tax expense ........................................       2.9        1.3        3.5        1.7
                                                                -----      -----      -----      -----
Income from continuing operations .........................       3.8        1.5        3.1        1.9
Income from discontinued operations, net of tax ...........        --        0.3        3.1        0.4
                                                                -----      -----      -----      -----
Net income ................................................       3.8%       1.8%       6.2%       2.3%
                                                                =====      =====      =====      =====

      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30,2003

      Total Revenue. Total revenue for the quarter ended September 30, 2004 increased by $4.8 million, or 10.5%, to $50.4 million from $45.6 million for the quarter ended September 30, 2003. The increase in total revenue was comprised of a $2.7 million, or 7.7%, increase in advertising revenue, a $0.9 million, or 11.0%, increase in circulation revenue, and a $1.2 million, or 43.5%, increase in job printing and other revenue. The increase in advertising revenue was primarily due to same property increases in the Company's community and Chicago suburban markets of $0.7 million and $0.4 million, respectively, and revenue from the newspaper businesses acquired in the Lee Exchange of $1.6 million. The increase in circulation revenue was primarily due to the Lee Exchange of $0.9 million. The increase in job printing and other revenue was primarily due to an increase in commercial printing in the Chicago suburban market due to the acquisition of a print facility in December 2003.

      Total revenue for the nine months ended September 30, 2004 increased by $12.4 million, or 9.1%, to $147.9 million from $135.5 million for the nine months ended September 30, 2003. The increase in total revenue was comprised of a $6.2 million, or 6.0%, increase in advertising revenue, a $2.1 million, or 9.0%, increase in circulation revenue, and a $4.1 million, or 47.0%, increase in job printing and other revenue. The increase in advertising revenue was primarily due to same property increases in the Company's community and Chicago suburban markets of $1.5 million and $0.5 million, respectively, and revenue from the newspaper businesses acquired in the Lee Exchange of $4.2 million. The increase in circulation revenue was primarily due to the Lee Exchange of $2.4 million and higher circulation revenue in the Chicago suburban market of $0.1 million, partially offset by lower circulation revenues in the Company's community markets of $0.4 million. The increase in job printing and other revenue was primarily due to an increase in commercial printing in the Chicago suburban market due to the acquisition of a print facility in December 2003.

      Operating Costs. Operating costs for the quarter ended September 30, 2004 increased by $2.7 million, or 12.4%, to $24.3 million from $21.6 million for the quarter ended September, 30, 2003. The increase in operating costs was primarily due to operating costs from the newspaper businesses acquired in the Lee Exchange and the print facility acquired in December 2003 of $2.4 million and higher newsprint costs of $0.3 million. Operating costs for the nine months ended September 30, 2004 increased by $7.6 million, or 11.8%, to $71.7 million from $64.2 million for the nine months ended September 30, 2003. The increase in operating costs was primarily due to operating costs from the newspaper businesses acquired in the Lee Exchange and the print facility acquired in December 2003 of $6.8 million and higher newsprint of $0.6 million.

      Selling, General and Administrative. Selling, general and administrative expense for the quarter ended September 30, 2004 increased to $13.7 million from $13.4 million for the quarter ended September 30, 2003. For the quarter, selling, general and administrative expenses increased by $0.6 million as a result of the newspaper businesses acquired in the Lee Exchange and the print facility acquired in December 2003, which was partially offset by lower insurance costs of $0.3 million. Selling, general and administrative expenses for the nine months ended September 30, 2004 increased by $1.0 million, or 2.5%, to $39.5 million from $38.5 million for the nine months ended September 30, 2003. The increase in selling, general and administrative expenses of $1.0 million was due primarily to selling, general and administrative costs of $1.6 million from the newspaper businesses acquired in the Lee Exchange and the print facility acquired in December 2003, partially offset by a reduction of $0.8 million in insurance costs.

      Depreciation and Amortization. Depreciation and amortization expense for the quarter ended September 30, 2004 was $3.3 million, the same as for the quarter ended September 30, 2003. Depreciation and amortization expense for the nine months ended September 30, 2004 decreased by $0.3 million, or 2.9%, to $9.9 million from $10.2 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the Company recorded $6.4 million in amortization of intangible assets, compared with $6.7 million for the nine months ended September 30, 2003. The decrease in amortization is primarily due to a decrease in non-compete intangible amortization resulting from certain non-compete assets that are now fully amortized, partially offset by depreciation and amortization from the Lee Exchange and the print facility acquired in December 2003.

      EBITDA. The Company recorded net income of $1.9 million for the quarter ended September 30, 2004, and net income of $0.8 million for the quarter ended September 30, 2003. EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization) for the quarter ended September 30, 2004 increased by $1.8 million, or 17.6%, to $12.3 million from $10.5 million for the quarter ended September 30, 2003. The increase was primarily due to higher revenues of $4.8 million, partially offset by higher operating costs of $2.7 million and increased selling and administrative expenses of $0.3 million. The Company recorded net income of $9.2 million for the nine months ended September 30, 2004, compared to net income of $3.1 million for the nine months ended September 30, 2003. EBITDA for the nine months ended September 30, 2004 increased by $11.2 million, or 33.6%, to $44.3 million from $33.1 million for the nine months ended September 30, 2003. The increase was primarily due to higher revenues of $12.4 million, partially offset by higher operating costs of $7.6 million and higher selling, general and administrative costs of $1.0 million. In addition, the nine months ended September 30, 2004 included a gain of $7.7 million, before taxes, from the exchange of publications in the Lee Exchange, partially offset by the income from discontinued operations before taxes, depreciation and amortization of $0.9 million for the nine months ended September 30, 2003. The nine months ended September 30, 2003 also included write-offs of deferred financing costs of $0.2 million.

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

      The Company believes that net income is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles net income to EBITDA for the three and nine months ended September 30, 2004 and 2003 (in thousands):

                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                           SEPTEMBER 30,           SEPTEMBER 30,
                                        -------------------     -------------------
                                          2004       2003        2004         2003
                                        -------     -------     -------     -------
Net income ........................     $ 1,928     $   819     $ 9,197     $ 3,075
  Depreciation and amortization (1)       3,318       3,327       9,930      10,227
  Interest expense ................       5,640       5,755      16,923      17,429
  Income tax expense (2) ..........       1,461         599       8,225       2,401
                                        -------     -------     -------     -------
EBITDA ............................     $12,347     $10,500     $44,275     $33,132
                                        =======     =======     =======     =======

(1) Depreciation and amortization expense for the three months ended September 30, 2003 includes $122 related to the newspaper businesses disposed of as part of the Lee Exchange. Depreciation and amortization expense for the nine months ended September 30, 2004 and 2003 includes $45 and $422, respectively, related to the newspaper businesses disposed of as part of the Lee Exchange.

(2) Income tax expense for the nine months ended September 30, 2004 consists of $3,070 of income tax expense related to the gain recorded on the Lee Exchange and $5,155 of income tax expense related to the loss from continuing operations. Income tax expense for the nine months ended September 30, 2003 consists of $2,256 income tax expense related to continuing operations and $145 of income tax expense related to discontinued operations.

      Interest Expense. Interest expense for the quarter ended September 30, 2004 decreased by $0.2 million, or 2.0%, to $5.6 million from $5.8 million for the quarter ended September 30, 2003. The decrease of $0.2 million is due to lower debt levels, partially offset by higher interest rates. Interest expense for the nine months ended September 30, 2004 decreased by $0.5 million, or 2.9%, to $16.9 million from $17.4 million for the nine months ended September 30, 2003. The decrease of $0.5 million is due to lower debt levels, partially offset by higher interest rates.

      Write-off of Deferred Financing Costs. As of March 31, 2003, the Company incurred $0.2 million in legal and bank fees associated with a proposed amendment to its Amended Credit Facility (as defined below). On March 31, 2003, the Company wrote off these costs because the Company postponed amending its Amended Credit Facility.

      Income Tax Expense. Income tax expense for the quarter ended September 30, 2004 increased by $0.9 million, or 143.9%, to $1.5 million from $0.6 million for the quarter ended September 30, 2003. The increase was primarily due to an increase in deferred federal income tax expense recognized by the Company. Income tax expense for the nine months ended September 30, 2004 was $5.2 million compared to an income tax expense of $2.3 million for the nine months ended September 30, 2003. The increase of $2.9 million for the nine months ended September 30, 2004 was primarily due to an increase in deferred federal income tax expense recognized by the Company for the nine months ended September 30, 2004.

      Income from Discontinued Operations. Income from discontinued operations, net of tax, for the quarter ended September 30, 2004 decreased by $0.1 million, or 100%, from $0.1 million for the quarter ended September 30, 2003. Income from discontinued operations was $4.6 million for the nine months ended September 30, 2004 compared to $0.5 million for the nine months ended September 30, 2003. The Lee Exchange on February 3, 2004 resulted in a pre-tax gain of $7.7 million and an after-tax gain of $4.6 million.

CRITICAL ACCOUNTING POLICY DISCLOSURE

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The Company assesses impairment of goodwill and mastheads on an annual basis by using multiples of recent and projected revenues and EBITDA (earnings before interest, taxes, depreciation, and amortization) for individual or strategic regional clusters of properties to determine the fair value of the properties and deducts the fair value of assets other than goodwill and mastheads to arrive at the fair value of goodwill and mastheads. This amount is then compared to the carrying value of goodwill and mastheads to determine if any impairment has occurred. If the fair value is less than the carrying value, then the Company will consider whether a temporary or permanent impairment has occurred based on the specific facts and circumstances associated with the individual or strategic regional cluster of properties. The multiples of revenue and EBITDA used to determine fair value are based on the Company's experience in acquiring and selling properties and multiples reflected in the purchase prices of recent sales transactions of newspaper properties similar to those it owns.

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

      The Company's revolving credit facility matures in March 2005, and the Company is currently considering whether to refinance or extend its revolving credit facility. Although the Company believes it will be able to enter into such new financing arrangements, there can be no assurance that such facilities will be available on acceptable terms. Assuming the Company refinances or extends its revolving credit facility, management believes that the Company has adequate capital resources and liquidity to meet its working capital needs, borrowing obligations, all required capital expenditures and pursue its business strategy for at least the next 12 months.

      Cash flows from operating activities. Net cash provided by operating activities for the nine months ended September 30, 2004 was $12.6 million compared with net cash provided by operating activities of $12.7 million for the nine months ended September 30, 2003. The decrease is primarily due to an increase in working capital requirements largely offset by an increase in income from continuing operations before depreciation and amortization for the nine months ended September 30, 2004.

      Cash flows from investing activities. Net cash used in investing activities was $1.7 million for the nine months ended September 30, 2004 compared to net cash used in investing activities of $0.6 million for the nine months ended September 30, 2003. The increased use of cash was primarily due to an increase in capital expenditures of $1.2 million and acquisitions of $0.9 million, partially offset by an increase of $1.1 million in cash proceeds from the exchange of publications and sales of other assets. The Company's capital expenditures for the nine months ended September 30, 2004 consisted of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations and amounted to 1.9% of revenues.

      Cash flows from financing activities. Net cash used in financing activities was $10.8 million for the nine months ended September 30, 2004 compared to net cash used in financing activities of $9.5 million for the nine months ended September 30, 2003. The Company's financing activities for the nine months ended September 30, 2004 reflects increased dividends to Parent and repayments of the Term Loan B of $9.2 million and additional borrowing of $1.1 million under the revolving credit facility under LGO's Amended and Restated Credit Agreement, dated as of April 18, 2000, as further amended, with a syndicate of financial institutions led by Citibank, N.A, with Citicorp USA, Inc. as administrative agent (the "Amended Credit Facility"). The Company is subject to certain covenants that limit its ability to pay cash dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

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

      The Term Loan B and the revolving credit facility bear interest, at LGO's option, equal to the Alternate Base Rate for an ABR loan (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate for a eurodollar loan (as defined in the Amended Credit Facility) plus an applicable margin. The applicable margin is based on: (1) whether the loan is an ABR loan or eurodollar loan; and (2) the ratio of (a) indebtedness of LGO and its subsidiaries that requires interest to be paid in cash to (b) pro forma EBITDA for the 12-month period then ended. The weighted average interest rate for the Amended Credit Facility for the three and nine months ended September 30, 2004 was 5.08% and 4.90%, respectively. LGO also pays an annual fee equal to the applicable eurodollar margin for the aggregate amount of outstanding letters of credit. Additionally, LGO pays a fee on the unused portion of the revolving credit facility. No principal payments are due on the revolving credit facility until the March 2005 maturity date. As of September 30, 2004, the Term Loan B requires principal payments of $23.7 million in 2005, $31.1 million in 2006 and $7.8 million in 2007. The Amended Credit Facility contains financial covenants that require LGO and LGP to satisfy quarterly financial tests, including a maximum senior leverage ratio, a minimum cash interest coverage ratio and a maximum leverage ratio. The Amended Credit Facility also contains affirmative and negative covenants customarily found in loan agreements for similar transactions.

      The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholder's equity, tangible equity and cash flow. Interest expense for the three and nine months ended September 30, 2004 was $5.6 and $16.9 million, respectively, including amortization of deferred financing costs of $0.3 million and $0.9 million, respectively. The degree to which the Company is leveraged could have important consequences, including the following: (1) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on Operating Company's $180.0 million aggregate principal amount of 9 3/8% Senior Subordinated Notes (the "Notes") due February 1, 2008 and interest on other indebtedness, thereby reducing the funds available to the Company for other purposes; (2) indebtedness under the Amended Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (3) the Company is more leveraged than certain competitors in its industry, which might place the Company at a competitive disadvantage; (4) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (5) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

      As of September 30, 2004, approximately $70.0 million was outstanding under the Amended Credit Facility (without giving effect to $2.2 million of outstanding letters of credit as of such date) and the aggregate principal amount of the Notes outstanding was $180.0 million.

      On July 25, 2003, the Operating Company and LGP entered into an amendment to the Amended Credit Facility. The amendment permits LGP to issue debt in lieu of paying cash for the interest due on debt instruments issued by LGP.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following table reflects a summary of the Company's contractual obligations as of September 30, 2004 (in thousands):

                                        TOTAL        2004     2005        2006      2007         2008         THEREAFTER
                                       --------     -----    -------    --------   ------     ---------       -----------
Long-term debt (principal only):

  9 3/8% senior subordinated notes     $180,000     $  --    $    --    $     --   $   --     $ 180,000         $   --
  Term Loan B ....................       62,557        --     23,664      31,115    7,778            --             --

  Revolving credit facility ......        7,411        --      7,411          --       --            --             --
Operating leases:
  Real estate lease payments .....        1,177       119        435         427      123            71              2
Other contractual obligations:

  Non-compete payments ...........          888        24        282         177      177           121            107
  Other ..........................           72        18         17          17       17             3             --
                                       --------     -----     -------   --------   ------     ---------         ------

                                       $252,105     $ 161    $31,809    $31,736    $8,095     $ 180,195         $  109
                                       ========     =====    =======    ========   ======     =========         ======

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

RELATED PARTY TRANSACTIONS

      The Company paid $370,000 in management fees for each of the quarters ended September 30, 2004 and 2003 to Leonard Green & Partners, L.P. The Company paid $1,110,000 in management fees for each of the nine month periods ended September 30, 2004 and 2003 to Leonard Green & Partners, L.P. The Company paid Leonard Green & Partners, L.P. $125,000 during the three months ended September 30, 2004 for fees that were earned and accrued for prior to January 1, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Operating Company has a $135.0 million revolving credit facility and a separate Term Loan B that mature in March 2005 and 2007, respectively. Borrowings under the revolving credit facility and the Term Loan B bear interest at an annual rate, at Operating Company's option, equal to the Alternate Base Rate (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. As a result, Operating Company's interest expense will be affected by changes in the Alternate Base Rate or in the Adjusted LIBO Rate. At September 30, 2004, Operating Company had borrowings outstanding of $7.4 million under the revolving credit facility (without giving effect to $2.2 million of outstanding letters of credit as of such date) and $62.6 million under the Term Loan B. The weighted average interest rate for the Amended Credit Facility for the three and nine months ended September 30, 2004 was 5.08% and 4.9%, respectively. A hypothetical 100 basis point change in interest rates would impact quarterly interest expense by approximately $0.2 million based on the balance outstanding at September 30, 2004. For additional information regarding the Company's Amended Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

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

    As of September 30, 2004, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5. OTHER INFORMATION.

      None

ITEM 6. EXHIBITS.

      (a) The exhibits required to be filed as part of this report on Form 10-Q are listed in the attached Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated: November 15, 2004             LIBERTY GROUP OPERATING, INC.

                                         /s/ KENNETH L. SEROTA
                                         ---------------------------------------
                                         Kenneth L. Serota
                                         President, Chief Executive Officer and
                                         Chairman of the Board of Directors
                                         (principal executive officer)

                                         /s/ DANIEL D. LEWIS
                                         ---------------------------------------
                                         Daniel D. Lewis
                                         Chief Financial Officer
                                         (principal financial and accounting
                                         officer)

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